Form 10QSB
period 2001-03-31
TTTTICKETS HOLDING CORP
filed 2001-05-31
CIK 1125903

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------


(Mark one)
    XX          QUARTERLY  REPORT  UNDER  SECTION  13 OR 15(d) OF THE SECURITIES
----------      EXCHANGE ACT OF 1934

                      For the quarterly period ended March 31, 2001

                TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE  ACT
----------      OF 1934

                      For the transition period from ____________ to ___________

--------------------------------------------------------------------------------


                         Commission File Number: 0-31739
                                                 -------

                            TTTTickets Holding Corp.
        (Exact name of small business issuer as specified in its charter)

           Delaware                                         04-2968425
------------------------------                      ----------------------------
  (State of incorporation)                            (IRS Employer ID Number)

                   178 Villa Park Drive, Lewisville, TX 75067
                   ------------------------------------------
                    (Address of principal executive offices)

                                 (972) 317-6024
                                 --------------
                           (Issuer's telephone number)


--------------------------------------------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. YES    NO X
                                                             ---   ---

State the number of shares outstanding of each of the issuer's classes of common
equity as of the latest practicable date:         May 30, 2001: 10,000,032
                                                  ------------------------

Transitional Small Business Disclosure Format (check one): YES     NO X
                                                               ---   ---

                            TTTTickets Holding Corp.

                Form 10-QSB for the Quarter ended March 31, 2001

                                Table of Contents


                                                                         Page
                                                                         ----
Part I - Financial Information

  Item 1   Financial Statements                                            3

  Item 2   Management's Discussion and Analysis or Plan of Operation      11


Part II - Other Information

  Item 1   Legal Proceedings                                              12

  Item 2   Changes in Securities                                          12

  Item 3   Defaults Upon Senior Securities                                13

  Item 4   Submission of Matters to a Vote of Security Holders            13

  Item 5   Other Information                                              13

  Item 6   Exhibits and Reports on Form 8-K                               13


Signatures                                                                13

S. W. HATFIELD, CPA
certified public accountants

Member:    American Institute of Certified Public Accountants
               SEC Practice Section
               Information Technology Section
           Texas Society of Certified Public Accountants

Item 1 - Part 1 - Financial Statements
--------------------------------------


                     Independent Accountant's Review Report
                     --------------------------------------


Board of Directors and Shareholders
TTTTickets Holding Corp.

We have reviewed the accompanying consolidated balance sheets of TTTTickets Holding Corp. (a Delaware corporation) and Subsidiary as of March 31, 2001 and 2000 and the accompanying statements of operations and comprehensive income and cash flows for the three months ended March 31, 2001 and 2000, respectively. These financial statements are prepared in accordance with the instructions for Form 10-QSB, as issued by the U. S. Securities and Exchange Commission, and are the sole responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression on an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has no viable operations or significant assets and is dependent upon significant shareholders to provide sufficient working capital to maintain the integrity of the corporate entity. These circumstances create substantial doubt about the Company's ability to continue as a going concern and are discussed in Note A. The financial statements do not contain any adjustments that might result from the outcome of these uncertainties.


                                                 S. W. HATFIELD, CPA
Dallas, Texas
May 30, 2001


                      Use our past to assist your future sm
(secure mailing address)                   (overnight delivery/shipping address)
P. O. Box 820395                               9002 Green Oaks Circle, 2nd Floor
Dallas, Texas  75382-0395                               Dallas, Texas 75243-7212
214-342-9635 (voice)                                          (fax) 214-342-9601
800-244-0639                                                      SWHCPA@aol.com
                                        3


                     TTTTickets Holding Corp. and Subsidiary
                           Consolidated Balance Sheets
                             March 31, 2001 and 2000

                                   (Unaudited)

                                                             March 31,   March 31,
                                                               2001        2000
                                                             ---------   ---------
                                     ASSETS
                                     ------
Current assets
   Cash in bank                                              $    --     $    --
                                                             ---------   ---------

Total Assets                                                 $    --     $    --
                                                             =========   =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities
   Accounts payable - trade                                  $    --     $    --
                                                             ---------   ---------

Stockholders' equity
   Preferred stock - $0.001 par value
     10,000,000 shares authorized
     None issued and outstanding                                  --          --
   Common stock - $0.001 par value
     40,000,000 shares authorized
     10,000,032 shares issued and outstanding                   10,000        --
   Additional paid-in capital                                   10,796        --
   Accumulated deficit                                         (20,796)       --
                                                             ---------   ---------

     Total stockholders' equity                                   --          --
                                                             ---------   ---------

Total Liabilities and Stockholders' Equity                   $    --     $    --
                                                             =========   =========


The financial information presented herein has been prepared by management without audit by independent certified public accountants. See Independent Accountant's Review Report. The accompanying notes are an integral part of these consolidated financial statements.
                                                                               4


                     TTTTickets Holding Corp. and Subsidiary
         Consolidated Statements of Operations and Comprehensive Income
                   Three months ended March 31, 2001 and 2000

                                   (Unaudited)

                                                           Three months    Three months
                                                               ended           ended
                                                             March 31,       March 31,
                                                                2001            2000
                                                           ------------    ------------
Revenues                                                   $       --      $       --
                                                           ------------    ------------

Operating expenses
   General and administrative expenses                            2,289            --
                                                           ------------    ------------

     Total operating expenses                                     2,289            --
                                                           ------------    ------------

Loss from operations                                             (2,289)           --

Other income (expense)                                             --              --
                                                           ------------    ------------

Loss before provision for income taxes                           (2,289)           --

Provision for income taxes                                         --              --
                                                           ------------    ------------

Net Loss                                                         (2,289)           --

Other comprehensive income                                         --              --
                                                           ------------    ------------

Comprehensive Loss                                         $     (2,289)   $       --
                                                           ============    ============

Loss per weighted-average share of
   common stock outstanding, computed
   on net loss - basic and fully diluted                            nil             nil
                                                           ============    ============

Weighted-average number of shares
   of common stock outstanding - basic and fully diluted     10,000,032            --
                                                           ============    ============



The financial information presented herein has been prepared by management without audit by independent certified public accountants. See Independent Accountant's Review Report. The accompanying notes are an integral part of these consolidated financial statements.
                                                                               5

                     TTTTickets Holding Corp. and Subsidiary
                      Consolidated Statements of Cash Flows
                   Three months ended March 31, 2001 and 2000

                                   (Unaudited)

                                             Three months     Three months
                                                ended            ended
                                              March 31,        March 31,
                                                  2001             2000
                                            -------------    -------------
Cash Flows from Operating Activities
   Net loss for the period                  $      (2,289)   $        --
   Adjustments to reconcile net loss
     to net cash provided by operating
     activities
       Depreciation and amortization                 --               --
                                            -------------    -------------

Net cash used in operating activities              (2,289)            --
                                            -------------    -------------


Cash Flows from Investing Activities                 --               --
                                            -------------    -------------


Cash Flows from Financing Activities
   Cash contributed to support operations           1,952             --
                                            -------------    -------------

Net cash provided by financing activities           1,952             --
                                            -------------    -------------

Increase (Decrease) in Cash                          (337)            --

Cash at beginning of period                           337             --
                                            -------------    -------------

Cash at end of period                       $        --      $        --
                                            =============    =============

Supplemental Disclosure of
   Interest and Income Taxes Paid
     Interest paid during the period        $        --      $        --
                                            =============    =============
     Income taxes paid during the period    $        --      $        --
                                            =============    =============



The financial information presented herein has been prepared by management without audit by independent certified public accountants. See Independent Accountant's Review Report. The accompanying notes are an integral part of these consolidated financial statements.
                                                                               6

                     TTTTickets Holding Corp. and Subsidiary

                   Notes to Consolidated Financial Statements


Note A - Background and Description of Business

TTTTickets Holding Corp. (Company) was initially incorporated on June 6, 1987 as Professional Brushes, Inc. under the laws of the State of Massachusetts.

On April 12, 1999, the Company changed its state of incorporation from Massachusetts to Delaware by means of a merger with and into a Delaware corporation formed on March 29, 1999 solely for the purpose of effecting the reincorporation. The Certificate of Incorporation and Bylaws of the Delaware corporation are the Certificate of Incorporation and Bylaws of the surviving corporation. Such Certificate of Incorporation changed the Company's name to PB Acquisition Corp.

The above transaction also modified the Company's capital structure to allow for the issuance of 50,000,000 total equity shares consisting of 10,000,000 shares of preferred stock and 40,000,000 shares of common stock. Both classes of stock have a par value of $0.001 per share.

On March 7, 1995, the Company filed for protection under Chapter 11 of the Federal Bankruptcy Act in the United States Bankruptcy Court, District of Massachusetts-Western Division (Bankruptcy Court). The Company's bankruptcy action was combined with a similarly filed action of two other related entities; Mi-Lor Corporation and Codent Dental Products, Inc. All assets, liabilities and other claims against the Company were combined with those of its affiliates for the purpose of distribution of funds to creditors. Each of the three entities otherwise remained separate corporate entities. During the period from March 7, 1995 through November 13, 1998 (the effective date of the Plan of Reorganization), all secured claims and/or administrative claims during this period were satisfied through either direct payment or negotiation.

A Plan of Reorganization was approved by the Bankruptcy Court on November 2, 1998. The Plan of Reorganization, which contemplated the Company entering into a reverse merger transaction, provided that all unsecured creditors and Halter Financial Group, Inc. would receive "new" shares of the Company's post-reorganization common stock, pursuant to Section 1145(a) of the Bankruptcy Code. As a result of the Plan's approval, all liens, security interests, encumbrances and other interests, as defined in the Plan of Reorganization, attach to the creditor's trust. Specific injunctions prohibit any of these claims from being asserted against the Company prior to the contemplated reverse merger. The final discharge from bankruptcy will occur only upon the completion of the contemplated reverse merger transaction. This transaction occurred on May 9, 2000 with the acquisition of TTTTickets.com, Inc.

The 1998 Reorganization caused the cancellation of all then existing issued and outstanding shares at the date of the bankruptcy filing and the issuance of "new" shares of the reorganized entity caused an issuance of shares of common stock and a related change of control of the Company with more than 50.0% of the "new" shares being held by persons and/or entities which were not pre-bankruptcy shareholders. Accordingly, per American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", the Company adopted "fresh-start" accounting as of the bankruptcy discharge date whereby all continuing assets and liabilities of the Company were restated to the fair market value. As of November 13, 1998, by virtue of the confirmed Plan of Reorganization, the only asset of the Company was approximately $5,000 in cash due from the Bankruptcy Estate.

                     TTTTickets Holding Corp. and Subsidiary

Note A - Background and Description of Business - Continued

On May 9, 2000, concurrent with the acquisition of TTTTickets.com, Inc., the Company effected a two (2) for one (1) forward stock split resulting in 1,000,032 shares of the Company's common stock being issued and outstanding.

On May 9, 2000, the Company acquired 100.0% of the issued and outstanding common stock of TTTTickets.com, Inc. (a Delaware corporation) in exchange for 9,000,000 shares of the Company's restricted, unregistered common stock. TTTTickets.com, Inc. became a wholly-owned subsidiary of the Company. Concurrent with this transaction, the Company changed its corporate name to TTTTickets Holding Corp.

The acquisition of TTTTickets.com, Inc., on May 9, 2000, by the Company effected a change in control and was accounted for as a" reverse acquisition" whereby TTTTickets.com, Inc. is the accounting acquiror for financial statement purposes. Accordingly, for all periods subsequent to May 9, 2000, the financial statements of the Company reflect the historical financial statements of TTTTickets.com, Inc. from its inception on April 24, 2000 and the operations of the Company subsequent to the May 9, 2000 transaction date.

TTTTickets.com. Inc. was incorporated on April 24, 2000 under the laws of the State of Delaware to develop and maintain an internet website to create and facilitate a secondary marketplace for individuals to buy and sell event tickets. The tickets available on the website are anticipated to cover four major categories: a) theater and music; b) sports; c) arts; d) other family entertainment. This entity and its operations are still in the process of developing the internet website and refining its marketing plan.

The Company follows the accrual basis of accounting in accordance with generally accepted accounting principles and originally had a year-end of May 31. On March 29, 1999, the Company's Board of Directors approved changing the Company's year-end to December 31. The accompanying consolidated financial statements have been prepared in accordance with the actions of the Company's Board of Directors.

The Company's controlling stockholder(s) maintains the corporate status of the Company and has provided all nominal working capital support on the Company's behalf since the bankruptcy discharge date. Because of the Company's lack of operating assets, its continuance is fully dependent upon the majority stockholder's continuing support. The majority stockholder intends to continue the funding of nominal necessary expenses to sustain the corporate entity.

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on Form 10-SB/A, General Form for Registration of Securities of Small Business Issuers under Section 12(b) or (g) of The Securities Exchange Act of 1934 on April 30, 2001. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

                     TTTTickets Holding Corp. and Subsidiary

Note A - Background and Description of Business - Continued

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission's
instructions   for  Form  10-QSB,   are   unaudited  and  contain  all  material
adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2001.

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


Note B - Summary of Significant Accounting Policies

1.   Cash and cash equivalents
     -------------------------

     The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

2.   Organization costs
     ------------------

     The Company uses the provisions of AICPA Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" whereby all organization and initial costs incurred with the incorporation and recapitalization of the Company were charged to operations as incurred.

3.   Income taxes
     ------------

     The Company files a separate Federal Income Tax Return. Due to the provisions of Internal Revenue Code Section 338, the Company will have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

                     TTTTickets Holding Corp. and Subsidiary

Note B - Summary of Significant Accounting Policies - Continued

4.   Income (Loss) per share
     -----------------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of December 31, 2000, the Company has no outstanding warrants and options.


Note C - Acquisition of Subsidiary

On May 9, 2000, the Company exchanged 9,000,000 restricted, unregistered shares of common stock for 100.0% of the issued and outstanding stock of TTTTickets.com, Inc. TTTTickets.com, Inc. became a wholly-owned subsidiary of the Company.

TTTTickets.com, Inc. was incorporated on April 24, 2000 under the laws of the State of Delaware. TTTTickets.com, Inc. was formed for the purpose of developing and maintaining an internet website to create and facilitate a secondary marketplace for individuals to buy and sell event tickets. The tickets available on the website are anticipated to cover four major categories: a) theater and music; b) sports; c) arts; d) other family entertainment.


Note D - Capital Stock Transactions

Pursuant to the Second Amended Joint Liquidating Plan of Reorganization (Plan), affirmed by the U. S. Bankruptcy Court - District of Massachusetts-Western Division on November 2, 1998, the Company "will issue a sufficient number of shares to meet the requirements of the Plan. Such number is estimated to be approximately 500,000 Plan Shares of [the Company]. An aggregate of 500,016 "new" shares of common stock were issued in full settlement of all unpaid pre-confirmation obligations of the Company and/or the consolidated bankruptcy trust as mandated by the Bankruptcy Court.

On May 9, 2000, concurrent with the acquisition of TTTTickets.com, Inc., the Company effected a two (2) for one (1) forward stock split resulting in 1,000,032 shares of the Company's common stock being issued and outstanding.

On May 9, 2000, the Company issued 9,000,000 shares of restricted, unregistered common stock to acquire 100.0% of the issued and outstanding stock of TTTTickets.com, Inc.

Part I - Item 2

Management's Discussion and Analysis of Financial Condition and Results of Operations

(1)  Caution Regarding Forward-Looking Information

This quarterly report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of the Company or management as well as assumptions made by and information currently available to the Company or management. When used in this document, the words "anticipate," "believe," "estimate," "expect" and "intend" and similar expressions, as they relate to the Company or its management, are intended to identify forward- looking statements. Such statements reflect the current view of the Company regarding future events and are subject to certain risks, uncertainties and assumptions, including the risks and uncertainties noted. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. In each instance, forward-looking information should be considered in light of the accompanying meaningful cautionary statements herein.

(2)  General comments

TTTTickets Holding Corp. is a holding company and the sole stockholder of TTTTickets.com, Inc., a Delaware corporation ("Tickets"). Our sole asset is the stock of Tickets, and all references herein to "we," "us" or "our" with respect to our business operations refer to the combined business operations of TTTTickets Holding Corp. and Tickets, unless specifically stated otherwise.

We are attempting to create a secondary marketplace for individuals to buy and sell event tickets on the Internet. The primary market for tickets exists when an event producer offers tickets directly to the public at a published price. The secondary market is generated when purchasers in the primary market subsequently resell these tickets.

We intend to develop a web site that will allow buyers and sellers of event tickets to come together to efficiently transact business in the secondary market. Tickets available on the site will be grouped into four major categories: i) music, ii) sports, iii) arts, and iv) family. Individuals who desire to list tickets for sale or to purchase listed tickets will need to be members to obtain the necessary information to complete the transaction.

We intend to derive revenue from membership fees and from sponsor and advertising payments. Memberships will be available for six-month terms at a cost of $9.95 for buyers and $19.95 for sellers. Members will have unlimited access to the site during the membership period.

We currently have no revenue and have not completed development of our website. Management has contracted with InSite Productions, LLC ("InSite"), an unaffiliated third party, for the purpose of having that party create our website. InSite will be responsible for providing the software, services and other content necessary to develop the website to our specification. InSite will also be responsible for developing and maintaining the software necessary to convert information provided by us and our users into a readable format that can in turn be accessed by users of the site or by the Company. Under the terms of this agreement, we will pay $25,000.00 to InSite for developing our site. Thereafter, we will pay a monthly site maintenance fee of $200.00. This contract is subject to our ability to raise the capital necessary to pay InSite for the site development services they will be providing. We therefore believe we will need to raise total capital of approximately $100,000 to develop and maintain the website, begin our marketing efforts and fund general and administrative expenses for the next 12 months. It is anticipated that the funds necessary to complete development of the website and operate our business for the next 12 months will come from the private sale of our equity or debt securities. No offering has been undertaken and it is difficult for management to say that if an offering is initiated that it will be successful, our business plan can not be implemented.

Assuming the availability of capital we believe that our website will be operational in the third quarter of 2001. Once operational, we estimate that we will need to add two additional employees so as to maintain the website, promote our marketing strategy and address administrative matters. Additional employees will only be added once their salaries can be paid from either the proceeds of an offering of our securities or revenues from our operations.

(3)  Results of Operations, Liquidity and Capital Resources

We currently have no revenues, no operations and own no assets. We will rely on either funds raised from private sales of our securities or from capital contributions from our sole officer and director so as to implement our business strategy. As such, we do not believe that an analysis of our financial condition since our inception would be meaningful.

Through April 2002, we intend to initiate the development of our website. We have contracted with InSite to serve as our web development company. We anticipate incurring costs of approximately $25,000 associated with the development of the site and additional costs of approximately $75,000 to maintain and provide for hosting of the site, implement our marketing strategy and fund general and administrative costs through April 2002.

We are also reviewing available sources of capital, including bank financing and private placements of our securities. Given the start up nature of our business, we believe traditional bank financing will be difficult to obtain; therefore, we continue to analyze the merits of a private placement of the Company's debt or equity securities.

As of the date of this filing, we have been unable to determine the level of interest in the Company's securities. We believe that once we became a reporting company with the U. S. Securities and Exchange Commission, our ability to raise capital was enhanced. If we are unable to secure appropriate financing by December 31, 2001, the end of our current fiscal year, we will be forced to reevaluate the viability of the our business strategy.

Our expenses are presently nominal, and until such time as we contract with the site development company, the Company will continue its operations based upon necessary advances by Mr. McGough. We believe we have a clear plan on how the site should be presented to the public and have been advised by our site development firm that they will be able to produce the site which will reflect our initial design concept. To initiate and operate the site, the Company will not need to purchase any specialized equipment.

The Company's Certificate of Incorporation authorizes the issuance of up to 10 million shares of preferred stock. Our ability to issue preferred stock may limit our ability to obtain debt or equity financing as well as impede potential takeover of our Company, which takeover may be in the best interest of our Company. Also, the Company has approximately 29,999,968 shares which are authorized but which are as yet unissued. Our ability to issue these authorized but unissued securities may also negatively impact our ability to raise additional capital through the sale of our debt or equity securities.

As stated in our independent accountant's review report, accompanying our Financial Statements in this document, substantial doubt exists about our ability to continue as a going concern.


Part II - Other Information

Item 1 - Legal Proceedings

   None

Item 2 - Changes in Securities

   None

Item 3 - Defaults on Senior Securities

   None

Item 4 - Submission of Matters to a Vote of Security Holders

     The Company has held no regularly scheduled meetings, or called any special meetings of shareholders during the reporting period.

Item 5 - Other Information

     None

Item 6 - Exhibits and Reports on Form 8-K

     Exhibits - None
     Reports on Form 8-K - None

--------------------------------------------------------------------------------

                                   Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                        TTTTickets Holding Corp.

May    30   , 2001                                      /s/ Cecil McGough
    --------                                    --------------------------------
                                                                   Cecil McGough
                                                    President, Sole Director and
                                                         Chief Financial Officer