Form 10QSB
period 2001-06-30
TTTTICKETS HOLDING CORP
filed 2001-07-26
CIK 1125903

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------


(Mark one)
      XX         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
-----------      EXCHANGE ACT OF 1934


                           For the quarterly period ended June 30, 2001

                 TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
-----------      OF 1934


                           For the transition period from _________ to _________

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: July 23, 2001: 10,000,032
                                                   -----------------------------

Transitional Small Business Disclosure Format (check one):       YES    NO X
                                                                    ---   ---

                            TTTTickets Holding Corp.

                 Form 10-QSB for the Quarter ended June 30, 2001

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

Item 1 - Part 1 - Financial Statements

                     TTTTickets Holding Corp. and Subsidiary
                           Consolidated Balance Sheets
                             June 30, 2001 and 2000

                                   (Unaudited)

                                                           June 30,    June 30,
                                                            2001        2000
                                                           --------    --------
                                     ASSETS
                                     ------
Current assets
   Cash in bank                                            $   --      $    397
                                                           --------    --------

Total Assets                                               $   --      $    397
                                                           ========    ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities
   Accounts payable - trade                                $   --      $   --
                                                           --------    --------

Stockholders' equity
   Preferred stock - $0.001 par value
     10,000,000 shares authorized
     None issued and outstanding                               --          --
   Common stock - $0.001 par value
     40,000,000 shares authorized
     10,000,032 shares issued and outstanding                10,000      10,000
   Additional paid-in capital                                10,796       7,046
   Accumulated deficit                                      (20,796)    (16,649)
                                                           --------    --------

     Total stockholders' equity                                --           397
                                                           --------    --------

Total Liabilities and Stockholders' Equity                 $   --      $    397
                                                           ========    ========


The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these consolidated financial statements.
                                                                               3



                     TTTTickets Holding Corp. and Subsidiary
                    Consolidated Statements of Operations and
                 Comprehensive Income Six and Three months ended
                             June 30, 2001 and 2000

                                   (Unaudited)

                                          Six months      Six months     Three months   Three months
                                             ended           ended           ended          ended
                                            June 31,        June 30,        June 30,       June 30,
                                              2001            2000            2001           2000
                                         ------------    ------------    ------------   ------------

Revenues                                 $       --      $       --      $       --     $       --
                                         ------------    ------------    ------------   ------------

Operating expenses
   General and administrative expenses          2,289           4,569            --            4,569
                                         ------------    ------------    ------------   ------------

     Total operating expenses                   2,289           4,569            --            4,569
                                         ------------    ------------    ------------   ------------

Loss from operations                           (2,289)         (4,569)           --           (4,569)

Other income (expense)                           --              --              --             --
                                         ------------    ------------    ------------   ------------

Loss before provision for income taxes         (2,289)         (4,569)           --           (4,569)

Provision for income taxes                       --              --              --             --
                                         ------------    ------------    ------------   ------------

Net Loss                                       (2,289)         (4,569)           --           (4,569)

Other comprehensive income                       --              --              --             --
                                         ------------    ------------    ------------   ------------

Comprehensive Loss                       $     (2,289)   $     (4,569)   $       --     $     (4,569)
                                         ============    ============    ============   ============

Loss per weighted-average share of
   common stock outstanding,
   computed on net loss -
   basic and fully diluted                        nil             nil            nil             nil
                                         ============    ============    ============   ============

Weighted-average number of shares
   of common stock outstanding -
   basic and fully diluted                 10,000,032      10,000,032      10,000,032     10,000,032
                                         ============    ============    ============   ============


The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these consolidated financial statements.
                                                                               4

                     TTTTickets Holding Corp. and Subsidiary
                      Consolidated Statements of Cash Flows
                     Six months ended June 30, 2001 and 2000

                                   (Unaudited)

                                                        Six months   Six months
                                                           ended        ended
                                                         June 30,     June 30,
                                                           2001         2000
                                                         ---------    ---------
Cash Flows from Operating Activities
   Net loss for the period                               $  (2,289)   $  (4,568)
   Adjustments to reconcile net loss
     to net cash provided by operating
     activities
       Common stock issued for organizational expenses        --          1,000
       Depreciation and amortization                          --           --
                                                         ---------    ---------

Net cash used in operating activities                       (2,289)      (3,568)
                                                         ---------    ---------


Cash Flows from Investing Activities                          --           --
                                                         ---------    ---------


Cash Flows from Financing Activities
   Cash acquired in reverse merger transaction                --            749
   Cash contributed to support operations                    1,952        3,216
                                                         ---------    ---------

Net cash provided by financing activities                    1,952        3,965
                                                         ---------    ---------

Increase (Decrease) in Cash                                   (337)         397

Cash at beginning of period                                    337         --
                                                         ---------    ---------

Cash at end of period                                    $    --      $     397
                                                         =========    =========

Supplemental Disclosure of
   Interest and Income Taxes Paid
     Interest paid during the period                     $    --      $    --
                                                         =========    =========
     Income taxes paid during the period                 $    --      $    --
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

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on Form 10-SB/A, General Form for Registration of Securities of Small Business Issuers under Section 12(b) or (g) of The Securities Exchange Act of 1934. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

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

Part I - Item 2

Management's Discussion and Analysis of Financial Condition and Results of Operations

(1)  Caution Regarding Forward-Looking Information

This quarterly report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of the Company or management as well as assumptions made by and information currently available to the Company or management. When used in this document, the words "anticipate," "believe," "estimate," "expect" and "intend" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company regarding future events and are subject to certain risks, uncertainties and assumptions, including the risks and uncertainties noted. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. In each instance, forward-looking information should be considered in light of the accompanying meaningful cautionary statements herein.

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


(3)  Results of Operations, Liquidity and Capital Resources

We currently have no revenues, no operations and own no assets. We will rely on either funds raised from private sales of our securities or from capital contributions from our sole officer and director so as to implement our business strategy. As such, we do not believe that an analysis of our financial condition since our inception would be meaningful. However, the net operating loss of approximately $2,300 and $4,600 for the six months ended June 30, 2001 and 2000, respectively, related to administrative expenses incurred in the formation and maintenance of the entity, preparation and filing of various documents with the
U. S. Securities and Exchange Commission and maintenance of the Company's stock records.

Through the date of this filing, we intend to initiate the development of our website. We have contracted with InSite to serve as our web development company. We anticipate incurring costs of approximately $25,000 associated with the development of the site and additional costs of approximately $75,000 to maintain and provide for hosting of the site, implement our marketing strategy and fund general and administrative costs through the initial implementation of our business plan.

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

   None

Item 3 - Defaults on Senior Securities

   None

Item 4 - Submission of Matters to a Vote of Security Holders

   The Company has held no regularly scheduled, called or special meetings of shareholders during the reporting period.

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

                                                        TTTTickets Holding Corp.

July    23   , 2001                                       /s/ Cecil McGough
     --------                                           ------------------------
                                                                   Cecil McGough
                                                    President, Sole Director and
                                                         Chief Financial Officer