Form 10QSB
period 2001-09-30
TTTTICKETS HOLDING CORP
filed 2001-11-05
CIK 1125903

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------


(Mark one)
    XX          QUARTERLY  REPORT  UNDER  SECTION  13 OR 15(d) OF THE SECURITIES
----------      EXCHANGE ACT OF 1934

                     For the quarterly period ended September 30, 2001

                TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE  ACT
----------      OF 1934

                     For the transition period from ____________ to ___________

--------------------------------------------------------------------------------


                         Commission File Number: 0-31739
                                                 -------

                            TTTTickets Holding Corp.
        (Exact name of small business issuer as specified in its charter)

           Delaware                                           04-2968425
-----------------------------                      -----------------------------
  (State of incorporation)                            (IRS Employer ID Number)

                   178 Villa Park Drive, Lewisville, TX 75067
                    (Address of principal executive offices)

                                 (972) 317-6024
                           (Issuer's telephone number)


--------------------------------------------------------------------------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                                              ---   ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: November 2, 2001: 10,000,032
                                           ----------------------------

Transitional Small Business Disclosure Format (check one):  YES     NO X
                                                                ---   ---

                            TTTTickets Holding Corp.

              Form 10-QSB for the Quarter ended September 30, 2001

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


Item 1 - Part 1 - Financial Statements
--------------------------------------

                     TTTTickets Holding Corp. and Subsidiary
                           Consolidated Balance Sheets
                           September 30, 2001 and 2000

                                   (Unaudited)

                                                             September 30,    September 30,
                                                                 2001             2000
                                                             -------------    -------------
                                     ASSETS
                                     ------
Current assets
   Cash in bank                                                 $   --           $    367
                                                                --------         --------

Total Assets                                                    $   --           $    367
                                                                ========         ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities
   Accounts payable - trade                                     $   --           $   --
                                                                --------         --------

Stockholders' equity
   Preferred stock - $0.001 par value
     10,000,000 shares authorized
     None issued and outstanding                                    --               --
   Common stock - $0.001 par value
     40,000,000 shares authorized
     10,000,032 shares issued and outstanding                     10,000           10,000
   Additional paid-in capital                                     10,796            7,046
   Accumulated deficit                                           (20,796)         (16,679)
                                                                --------         --------

     Total stockholders' equity                                     --                367
                                                                --------         --------

Total Liabilities and Stockholders' Equity                      $   --           $    367
                                                                ========         ========


The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these consolidated financial statements.

                     TTTTickets Holding Corp. and Subsidiary
         Consolidated Statements of Operations and Comprehensive Income
            Nine and Three months ended September 30, 2001 and 2000

                                   (Unaudited)

                                          Nine months      Nine months     Three months    Three months
                                             ended            ended            ended           ended
                                         September 30,    September 30,    September 30,   September 30,
                                              2001             2000             2001            2000
                                         -------------    -------------    -------------   -------------
Revenues                                 $       --       $       --       $       --      $       --
                                         ------------     ------------     ------------    ------------

Operating expenses
   General and administrative expenses          2,289            4,598             --                30
                                         ------------     ------------     ------------    ------------

     Total operating expenses                   2,289            4,598             --                30
                                         ------------     ------------     ------------    ------------

Loss from operations                           (2,289)          (4,598)            --               (30)

Other income (expense)                           --               --               --              --
                                         ------------     ------------     ------------    ------------

Loss before provision for income taxes         (2,289)          (4,598)            --               (30)

Provision for income taxes                       --               --               --              --
                                         ------------     ------------     ------------    ------------

Net Loss                                       (2,289)          (4,598)            --               (30)

Other comprehensive income                       --               --               --              --
                                         ------------     ------------     ------------    ------------

Comprehensive Loss                       $     (2,289)    $     (4,598)    $       --      $        (30)
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

                     TTTTickets Holding Corp. and Subsidiary
                      Consolidated Statements of Cash Flows
                  Nine months ended September 30, 2001 and 2000

                                   (Unaudited)

                                                          Nine months      Nine months
                                                             ended            ended
                                                         September 30,    September 30,
                                                            2001             2000
                                                         -------------    -------------
Cash Flows from Operating Activities
   Net loss for the period                                  $(2,289)         $(4,598)
   Adjustments to reconcile net loss
     to net cash provided by operating
     activities
       Common stock issued for organizational expenses         --              1,000
       Depreciation and amortization                           --               --
                                                            -------          -------

Net cash used in operating activities                        (2,289)          (3,598)
                                                            -------          -------


Cash Flows from Investing Activities                           --               --
                                                            -------          -------


Cash Flows from Financing Activities
   Cash acquired in reverse merger transaction                 --                749
   Cash contributed to support operations                     1,952            3,216
                                                            -------          -------

Net cash provided by financing activities                     1,952            3,965
                                                            -------          -------

Increase (Decrease) in Cash                                    (337)             367

Cash at beginning of period                                     337             --
                                                            -------          -------

Cash at end of period                                       $  --            $   367
                                                            =======          =======

Supplemental Disclosure of
   Interest and Income Taxes Paid
     Interest paid during the period                        $  --            $  --
                                                            =======          =======
     Income taxes paid during the period                    $  --            $  --
                                                            =======          =======


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

                     TTTTickets Holding Corp. and Subsidiary

Note B - Summary of Significant Accounting Policies - Continued

4.   Income (Loss) per share
     -----------------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of September 31, 2001 and 2000, the Company has no outstanding warrants and options.


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

Part I - Item 2

Management's Discussion and Analysis of Financial Condition and Results of Operations

(1)  Caution Regarding Forward-Looking Information

Certain statements contained in this quarterly filing, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Such factors include, among others, the following: international, national and local general economic and market conditions: demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this and previous filings.

Given these uncertainties, readers of this Form 10-QSB and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

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


(3)  Results of Operations, Liquidity and Capital Resources

We currently have no revenues, no operations and own no assets. We will rely on either funds raised from private sales of our securities or from capital contributions from our sole officer and director so as to implement our business strategy. As such, we do not believe that an analysis of our financial condition since our inception would be meaningful. However, the net operating loss of approximately $2,300 and $4,600 for the nine months ended September 30, 2001 and 2000, respectively, related to administrative expenses incurred in the formation and maintenance of the entity, preparation and filing of various documents with the U. S. Securities and Exchange Commission and maintenance of the Company's stock records.

We are reviewing available sources of capital, including bank financing and private placements of our securities. Given the start up nature of our business, we believe traditional bank financing will be difficult to obtain; therefore, we continue to analyze the merits of a private placement of the Company's debt or equity securities. As of the date of this filing, we have been unable to determine the level of interest in the Company's securities. If we are unable to secure appropriate financing by December 31, 2001, the end of our current fiscal year, we will be forced to reevaluate the viability of the our business strategy.

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

                                                        TTTTickets Holding Corp.

November    2   , 2001                                   /s/ Cecil McGough
         -------                              ----------------------------------
                                                                   Cecil McGough
                                                    President, Sole Director and
                                                         Chief Financial Officer