Form 10KSB
period 2001-12-31
TTTTICKETS HOLDING CORP
filed 2002-04-16
CIK 1125903

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

/X/   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

                         Commission file number 0-31739
                                                -------

                            TTTTICKETS HOLDING CORP.
                   -----------------------------------------
                 (Name of Small Business Issuer in its Charter)

          Delaware                                        04-2968425
----------------------------                    -----------------------------
(State or Other Jurisdiction of                         (I.R.S. Employer
Incorporation or Organization)                         Identification No.)

    7 Tfuzot Israel, Givataim, Israel                       53583
------------------------------------------      -----------------------------
 (Address of principal executive offices)                (Zip Code)

                                  972-3-5734382
                            -------------------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.001 par value

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                Yes /X/         No / /
                   -----          -----

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

     State issuer's revenues for its most recent fiscal year December 31, 2001:
$0.

     The aggregate market value as at April 12, 2002 of the Common Stock of the issuer held by non-affiliates was approximately $301,634.33, calculated on the basis of the closing price of such stock on the on that date.

     The number of shares outstanding of the issuer's Common Stock as at December 31, 2001 was 20,666,990.

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                Yes /X/         No / /
                   -----          ----

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

Transitional Small Business Disclosure Format:  Yes / /      No  /X/
                                                   -----        -----

                           FORWARD LOOKING STATEMENTS

       CERTAIN STATEMENTS IN THIS REPORT UNDER THE CAPTIONS "ITEM 1. DESCRIPTION OF BUSINESS," "ITEM 2. PROPERTIES" AND "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION," AND ELSEWHERE IN THIS REPORT CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (THE "REFORM ACT"). SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE THE ACTUAL RESULT, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY, OR INDUSTRY TRENDS AND RESULTS, TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, TRENDS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH RISKS, UNCERTAINTIES AND OTHER FACTORS INCLUDE, AMONG OTHERS, THE FOLLOWING: GENERAL ECONOMIC AND BUSINESS CONDITIONS; INDUSTRY CONDITIONS AND TRENDS; COMPETITION; CHANGES IN BUSINESS STRATEGY OR DEVELOPMENT PLANS; AVAILABILITY, TERMS AND DEPLOYMENT OF DEBT AND EQUITY CAPITAL; RELATIVE VALUES OF THE UNITED STATES CURRENCY TO CURRENCIES IN THE COUNTRIES IN WHICH THE COMPANY'S CUSTOMERS AND COMPETITORS ARE LOCATED; AVAILABILITY OF QUALIFIED PERSONNEL; CHANGES IN, OR THE FAILURE TO COMPLY WITH, GOVERNMENT REGULATIONS. THESE AND CERTAIN OTHER FACTORS ARE DISCUSSED FROM TIME TO TIME IN THIS REPORT AND FROM TIME TO TIME IN OTHER COMPANY REPORTS HEREAFTER FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. THE COMPANY DOES NOT ASSUME AN OBLIGATION TO UPDATE THE FACTORS DISCUSSED IN THIS REPORT AND OTHER FACTORS REFERENCED IN THIS REPORT.

       WHEN USED IN THIS REPORT, THE WORDS "MAY," "WILL," "EXPECT," "ANTICIPATE," "CONTINUE," "ESTIMATE," "PROJECT," "INTEND," "STRATEGY" AND "PRO FORMA" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS REGARDING EVENTS, CONDITIONS AND FINANCIAL TRENDS THAT MAY AFFECT THE COMPANY'S FUTURE PLANS OF OPERATIONS, BUSINESS STRATEGY, OPERATING RESULTS AND FINANCIAL POSITION. ANY FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO RISKS AND SIGNIFICANT UNCERTAINTIES AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE INCLUDED WITHIN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS.

                                     PART 1

ITEM 1.     DESCRIPTION OF BUSINESS

       COMPANY OVERVIEW

       TTTTickets Holding Corp (the "Company") is a technology company developing enterprise application integration products which integrate independent business software applications to unify a variety of enterprise information and services. We intend to market our products and services to medium to large-sized enterprises located in the United States, Europe and Israel.

       BUSINESS DEVELOPMENT

       The Company was initially incorporated under the laws of the State of Massachusetts on June 6, 1987 as Professional Brushes, Inc.

       On April 12, 1999, the Company changed its state of incorporation from Massachusetts to Delaware by means of a merger with and into a Delaware corporation formed on March 29, 1999 solely for the purpose of effecting the reincorporation. The Certificate of Incorporation and Bylaws of the Delaware corporation were the Certificate of Incorporation and Bylaws of the surviving corporation. Such Certificate of Incorporation changed the Company's name to PB Acquisition Corp.

       On May 9, 2000, the Company acquired 100% of the issued and outstanding common stock of TTTTickets.com, Inc., a Delaware corporation ("Tickets") in exchange for 9,000,000 shares of the Company's restricted, unregistered common stock, par value $.001 per share (the "Common Stock") and Tickets became a wholly-owned subsidiary of the Company. Concurrent with this transaction, the Company changed its corporate name to TTTTickets Holding Corp. and the Company effected a two (2) for one (1) forward stock split resulting in 10,000,032 shares of the Company's common stock being issued and outstanding.

       Tickets was incorporated on April 24, 2000 under the laws of the State of Delaware to develop and maintain an internet website to create and facilitate a secondary marketplace for individuals to buy and sell event tickets. The tickets available on the website were anticipated to cover four major categories: (a) theater and music; (b) sports; (c) arts; and (d) other family entertainment.

       B-Park Communications LLC was formed on August 21, 2001. On October 26, 2001, B-Park Communications changed its name to B-Park Communications, Inc. ("B-Park") and was incorporated in the State of Delaware. B-Park was formed for the sole purpose of acquiring the controlling interest of the Company. On November 9, 2001, B-Park Communications, Inc., a Delaware corporation (the "Purchaser"), pursuant to a Stock Purchase

Agreement dated November 9, 2001, acquired 9,000,000 shares of Common Stock of the Company. Subsequently, pursuant to the terms and conditions of an Agreement of Merger dated November 9, 2001 (the "Merger Agreement") among the Company, TTTTickets Acquisition Corp., a Delaware company and a wholly-owned subsidiary of the Company (the "Subsidiary") and the Purchaser, the Company exchanged with the stockholders of the Purchaser 9,000,000 shares (the "Shares") of Common Stock of the Company in return for one hundred percent (100%) of the issued and outstanding shares of common stock, par value $0.001 per share, of the Purchaser. In connection with the transactions contemplated by the Merger Agreement, the Purchaser entered into a separate agreement with Halter Financial Group, Inc. ("HFG"), a corporation that assisted in consummating the transactions contemplated by the Merger Agreement. Pursuant to the agreement with HFG, the Purchaser paid an aggregate of $350,000 (the "Fee") as payment of fees to HFG. The Fee was funded from the issuance of 8% Series SPA Senior Subordinated Convertible Redeemable Debentures by the Company to RCG, LLC, RIM CG, LLC and RIM Capital Holdings LLC. Pursuant to the Merger Agreement, the Purchaser acquired approximately 89% of the Company's issued and outstanding shares of Common Stock, and the Purchaser merged into the Subsidiary. Simultaneously with the closing of the Merger Agreement, the sole director of the Company resigned and the current director of the Purchaser was appointed as the sole member of the board of directors of the Company.
The Stock Purchase Agreement and subsequent Merger Agreement effected a change in control and was accounted for as a "reverse acquisition" whereby B-Park was the accounting acquiror for financial statement purposes.

       On November 8, 2001, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware to provide for the issuance of one series of Preferred Stock (the "Series A Preferred Stock") consisting of 1,000,000 shares, all of which are issued and outstanding and held by Hull Services, Inc. The holders of Series A Preferred Stock are entitled to an aggregate of votes representing 52% of the total shares entitled to vote by all holders of the then outstanding shares of Common Stock and the holders of all the then outstanding shares of Series A Preferred Stock combined. The holders of the Series A Preferred Stock are entitled to vote along with the holders of Common Stock as one class on all matters for which the stockholders of the Company shall vote.

       RISK FACTORS

       OUR LIMITED OPERATING HISTORY MAKES EVALUATING OUR BUSINESS DIFFICULT; EXPLANATORY PARAGRAPH IN INDEPENDENT AUDITOR'S REPORT

       We did not initiate sales of our initial line of products until January 2002. As a result, we have a limited operating history upon which you may evaluate our business and prospects. Our prospects must be considered in light of risks, expenses, delays, problems and difficulties frequently encountered by early stage companies.

       Our independent auditors have included an explanatory paragraph in their report on our financial statements stating that the financial statements have been prepared assuming we will continue as a going conern and that our loss from operations, stockholders' deficiency and working capital deficiency raise substantial doubt about our ability to continue as a going concern.

       THE MARKET FOR OUR TECHNOLOGY IS UNCERTAIN

       Our success is highly dependent on market acceptance of our ShelBase EAI product. The market for our ShelBase EAI product is rapidly evolving and we are not certain that our target customers will purchase ShelBase EAI or our other products. As a result, demand and market acceptance for our products is uncertain. If the market for our products fails to grow, develops more slowly than we expect, or becomes saturated with competing products or services, then our business, financial condition and results of operations will be materially adversely affected.

       WE MAY BE UNABLE TO MEET OUR FUTURE CAPITAL REQUIREMENTS

       Based on our current operating plan, we anticipate that the amount of cash we have on hand and cash provided by operations will not allow us to meet our cash requirements for the current year. We will require additional funding sooner than previously anticipated. In addition, unplanned acquisition and development opportunities and other contingencies may arise, which could require us to raise additional capital. If we raise additional capital through the sale of equity securities, including preferred stock or convertible debt, the percentage ownership of our then existing stockholders will be diluted.

       BECAUSE OUR PRESIDENT OWNS ALL OF THE SERIES A PREFERRED STOCK, HE CAN CONTROL OUR AFFAIRS.

       Through his controlling ownership interest of Hull Services, Inc., Eliron Yaron owns 1,000,000 shares of our Series A Preferred Stock which represents
52% of the total voting power. The Series A Preferred Stock owner is able to control us and direct our affairs, including:

       -  electing a majority of our directors;

       -  causing an increase in our authorized capital; or

       - causing our dissolution, merger or the sale of substantially all of our assets.

       The disproportionate vote afforded the Series A Preferred Stock might also impede or prevent a change of control. As a result of the Series A Preferred Stock voting power, potential acquirers may be discouraged from seeking to acquire control of us through the purchase of Common Stock, which could have a depressive effect on the price of our securities.

       WE MAY NOT BE ABLE TO KEEP UP WITH RAPID TECHNOLOGICAL CHANGE

       Our market is characterized by rapid technological change and frequent new product announcements. Significant technological changes could render our existing technology obsolete. If we are unable to successfully respond to these developments or do not respond in a cost-effective way, our business, financial condition and results of operations will be materially adversely affected. To be successful, we must adapt to our rapidly changing market by continually improving the responsiveness, services and features of our products and by developing new features to meet customer needs. Our success will depend, in part, on our ability to adapt to rapidly changing technologies, to enhance our existing services and to develop new services and technologies that address the needs of our customers.

       OUTSTANDING CONVERTIBLE DEBENTURES MAY BE HIGHLY DILUTIVE

       We currently have convertible debentures which are convertible into common stock at a rate of 30% discount per dollar of debenture outstanding. The conversion of the debentures may be highly dilutive to the current holders of our common stock and may make it more difficult for us to raise equity capital in the future.

       IF WE LOSE OUR PRESIDENT OR ARE UNABLE TO RECRUIT ADDITIONAL PERSONNEL, OUR BUSINESS MAY SUFFER.

       We are dependent on the continued employment and performance of Eliron Yaron, our President. The loss of the services of Mr. Yaron could have a material adverse effect on our business, financial condition and results of operations.

       OUR NEW PRODUCTS MAY CONTAIN TECHNOLOGICAL FLAWS AND WE MAY INCUR POTENTIAL PRODUCT LIABILITY FOR PRODUCTS SOLD BY US

       Complex technological products like ours often contain undetected errors or failures when first introduced or as new versions are released. Despite testing by us, there still may be errors in new products, even after commencement of commercial shipments. The occurrence of these errors could result in delays or failure to achieve market acceptance of our products, which could have a material adverse effect on our business, financial condition and results of operations. In addition, because our products are used in business-critical applications, any errors or failures in these products may give rise to substantial product liability claims, which also could have a material adverse effect on our business, financial condition and results of operations.

       BUSINESS OF THE COMPANY

       The Company's primary focus is to develop products integrating independent business applications to unify a variety of enterprise information and services. The Company hopes that its intended products will modernize internal operations to allow organizations to reduce information technology costs, increase productivity and improve customer responsiveness through an efficient business process management approach. The Company's flagship product, ShelBase EAI-TM- ("EAI"), comprises pre-built modules that include connectivity to legacy and packaged applications, process integration, semantic information tools, and business objects.

       OUR EAI PRODUCTS

       We are developing EAI products that are intended to be marketed to medium and large sized enterprises that require unified internal and external information systems. Our EAI products are designed to "repair" the fragmented components and operations existing within the infrastructure of companies growing faster than their back-office operations.

       i.           OVERVIEW OF ENTERPRISE APPLICATION INTEGRATION

       Enterprise Application Integration ("EAI") is the process that makes independently designed applications systems of enterprises work together on a common platform. In the past, companies used custom software, which they developed and maintained for a specific function. With the advent of new technologies and packaged software solutions, companies now find themselves with multiple generations of incompatible operating systems, databases and application software that cannot easily be shared with newer client relational systems. We believe that this places stress on the end user who may need to toggle between various different systems to complete a single action, resulting in compromised security and inefficient or redundant actions.

       Companies can solve this problem either by completely replacing an old system with a new one or by employing the technologies and services offered by EAI developers. We believe that because of the cost-effectiveness of utilizing EAI solutions and the current global economic slowdown combined with globalization (mergers, acquisitions, strategic partnerships, e-commerce) may cause many companies to utilize EAI solutions.

       We believe that companies tend to prefer to use packaged software where possible and conserve financial resources for mission critical or company specific applications. We believe that software must be inter-operable at the business process level and give customers the ability to mix and match applications for ERP, financial planning, accounting and customer order management. Any business that aspires to grow needs to establish an infrastructure that seamlessly links heterogeneous business applications into one unified system. Processes and data must be sharable throughout the company and beyond to partners, clients and associates.

SHELRON SOLUTION - KNOWLEDGE AND SERVICES INTEGRATION.

       Our approach to EAI is to first identify a company's applications, such as financial, Client Relations Management, processes and data (databases, transactions, emails, xml documents etc.) which need to be integrated. The EAI solutions range from customized solutions tailored by a team of our software engineers or by a package of products, customized for the company.

       Our EAI products are intended to maximize performance and availability of operations, and unite and extend business processes to combine fast, cost-effective integration of all system components with a client interface. Running on any platform or through any device, ShelBase EAI is intended to understand a range of queries from a variety of users.

METHODOLOGIES.

       We plan on using a team of engineers to study the software applications of the client before defining what is important for the solution by mapping the existing applications and the operations being performed. We also provide training services for in-house programmers and "power users" on how to customize future functions. Very little programming knowledge is involved to use our products. A graphics control panel, complete with user-friendly wizards, create connectors to packaged applications.

SHELBASE ONTOLOGY.

       ShelBase EAI metadata is used for mapping the different data entities into a unified ontology. A typical scenario is where an enterprise has dozens of distributed applications on different platforms and lacks a unified information management solution enabling users to retrieve, query and manage various information sources without having to deal with origins. Our EAI products enable trained programmers and power users to upgrade and integrate to their own systems. It empowers the users so that even the most complex procedures can be centralized to perform as a complete customized, integrated solution.

RECENT DEVELOPMENT.

       In the first quarter of 2002, we provided our services as a subcontractor to one of the five largest United States banks. The solution is an eSecurities application that has modernized the bank's legacy system. The mission was to develop a web application that facilitates secure, scalable and easy access to securities information for the bank's 4,000 brokers. Shelron's solution became an integral part of the bank's initiative to centralize its document and output management. Brokers nationwide are now able to take full advantage of the system's flexible search capabilities and data retrieval mechanism with great response time, while the bank is equipped with access to brokers' securities information without compromise on security.

       DISTRIBUTION OF PRODUCTS

MARKETING STRATEGY

       ShelBase has the ability to approach small/medium size users using direct channels, large enterprises will need to be approached through strategic partners such as system integrators or value added resellers ("VARs"). These distributors generally already have a relationship with large enterprises and ShelBase will be included as part of an overall suite of solutions.
   - ShelBase Enterprise - will be distributed through VARs and system integrators

   -   ShelBase MCS - through VARs, system integrators and direct

   -   ShelBase Web - has three versions, the distribution channels will be:

      - ShelBase Web Lit - direct (website, exhibitions etc)

      - ShelBase Web Seats - through VARs, system integrators

      - ShelBase Web App - directly

       TRADEMARKS

       We do not have any trademarks.

       GOVERNMENT APPROVAL AND REGULATIONS

       There is no need for any material government approvals of our products or services and we do not expect any existing or probable governmental regulations to materially affect our business.

       COMPETITION

       The markets for our products are relatively new, constantly evolving and intensely competitive. We expect that competition will continue to intensify in both the short and long term. Many of our current and potential competitors have longer operating histories, greater name recognition and significantly greater financial, technical and marketing resources than us. Our principal competitors in the EAI market include International Business Machines, which largely dominates the market, CrossWorlds, Tibco, Webmethods and Neon. As a result, such competitors may be able to develop products comparable or superior to us or adapt more quickly to new technologies or evolving customer requirements. Competitive factors in the markets we operate in include:

       -   the ability to customize technology to a customer's particular use;

       -   quality and reliability of software products;

       -   ease of use and interactive features;

       -   cost; and

       -   compatibility with the user's existing software applications.

       ENVIRONMENTAL LAWS

       There are no material environmental laws which affect our business.

       EMPLOYEES

       We have eight full-time employees. Seven of the employees are software engineers and one employee is in management. We also retain outside consultants who provide marketing and public relations services.

ITEM 2.     DESCRIPTION OF PROPERTY.

       We leased our offices from an unaffiliated party for approximately $2,000 per month which was reduced to $1,000 per month in the beginning of 2002. We have 230 square meters. The lease has a term of one-year and is renewable yearly.

ITEM 3.     LEGAL PROCEEDINGS.

       None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.

                                     PART II

ITEM 5.     MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      The Company's Common Stock was cleared for trading on the OTC Bulletin Board under the symbol TTTT.OB on June 4, 2001. The following table sets forth the high and low bid information for the Company's Common Stock for each quarterly period from September 28, 2001 through December 31, 2001, as reported by the OTC Bulletin Board. The OTC Bulletin Board quotations reflect inter-dealer prices, are without retail markup, markdown or commission, and may not represent actual transactions.

                                          HIGH                     LOW
                                          ----                     ---
              FISCAL 2001
              -----------
              First Quarter                 --                       --
              Second Quarter                --                       --
              Third Quarter               0.21                     0.19
              Fourth Quarter              0.25                     0.25

       There were approximately 331 holders of record of common stock as of December 31, 2001.

       Holders of Common Stock and Series A Preferred Stock are entitled to dividends, when, as, and if declared by the Board of Directors out of funds legally available therefore. The Company has not paid any cash dividends on its stock and intends to retain earnings, if any, for the immediate future to finance the development and expansion of its business.

ITEM 6.     PLAN OF OPERATIONS

       As of December 31, 2001, we have generated no revenues, generated limited revenues in 2002 and will not generate any meaningful revenue until we fully develop our products and expand our marketing offerings. During the year ended December 31, 2001 we incurred a net loss of $754,941. We are subject to all of the risks, expenses, delays, problems and difficulties frequently encountered in the establishment of a new business. Our independent auditors have included an explanatory paragraph in their report on our financial statements stating that the financial statements have been prepared assuming we will continue as a going concern and that our loss from operations, stockholders' deficiency and working capital deficiency raise substantial doubt about our ability to continue as a going concern.

       As of December 31, 2001, we had a cash balance of approximately $512.
In November 2001, we received subscriptions from three investors to purchase 8% Senior Subordinated Convertible Redeemable Debentures (the "Debentures") of the Company in the aggregate principal amount of $1,000,000, of which approximately $500,000 was paid as of such date and the balance may be paid to the Company provided, among other things, there has been full conversion or repayment of the initial $500,000 aggregate principal amount of the Debentures. The Debentures are due and payable on October 24, 2003. Based on such proceeds and other cash resources, we believe we have maintained our operations to date as currently conducted but such proceeds and other resources will not be sufficient to satisfy our cash requirements for the next twelve (12) months. Therefore, we will be required to raise additional funds in the very near future. During the next few months, we will consider raising additional funds through equity or debt offerings. If successful in raising funds, we will endeavor to expand the marketing and product service offerings of Shelbase EAI and/or develop or acquire additional business operations. We do not anticipate performing significant product research and development or purchasing plant or significant equipment during the next twelve months.

ITEM 7.     FINANCIAL STATEMENTS

TTTTICKETS HOLDING CORP. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

DECEMBER 31, 2001

                                    TTTTICKETS HOLDING CORP. AND SUBSIDIARIES
                                                (A DEVELOPMENT STAGE COMPANY)
                                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------





INDEPENDENT AUDITOR'S REPORT                                        F-2


CONSOLIDATED FINANCIAL STATEMENTS:

   Balance Sheet                                                    F-3
   Statement of Operations                                          F-4
   Statement of Stockholders' Deficiency                            F-5
   Statement of Cash Flows                                          F-6
   Notes to Consolidated Financial Statements                       F-7

INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Shareholders of TTTTickets Holding Corp.

We have audited the accompanying consolidated balance sheet of TTTTickets Holding Corp. and Subsidiaries (a development stage company) as of December 31, 2001, and the related consolidated statements of operations, stockholders' deficiency, and cash flows for the period from August 21, 2001 (date of inception) through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TTTTickets Holding Corp. and Subsidiaries as of December 31, 2001 and the results of their operations and their cash flows for the period from August 21, 2001 (date of inception) through December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred a loss from operations, has a stockholders' deficiency and working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


GOLDSTEIN GOLUB KESSLER LLP
New York, New York

April 15, 2002

                                     TTTTICKETS HOLDING CORP. AND SUBSIDIARIES
                                                 (A DEVELOPMENT STAGE COMPANY)

                                                   CONSOLIDATED BALANCE SHEET
-------------------------------------------------------------------------------


DECEMBER 31, 2001
----------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
   Cash                                                                                $          512
   Due from stockholder                                                                         4,000
-----------------------------------------------------------------------------------------------------
      TOTAL CURRENT ASSETS                                                                      4,512

Deferred finance costs                                                                         13,600
Deferred tax asset - net of valuation allowance of $169,000
-----------------------------------------------------------------------------------------------------
       TOTAL ASSETS                                                                     $      18,112
=====================================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
  Accrued expenses                                                                      $      33,083
  Note payable                                                                                 30,000
  Debentures payable                                                                          260,250
-----------------------------------------------------------------------------------------------------
      TOTAL LIABILITIES                                                                       323,333
-----------------------------------------------------------------------------------------------------
Commitments
Stockholders' Deficiency:
  Series A Preferred Stock - $.001 par value, 10,000,000 shares authorized,
    1,000,000 shares issued and outstanding                                                     1,000
  Common stock - $.001 per share par value; authorized 40,000,000 shares,
    issued 20,666,990 shares and outstanding 11,666,990 shares                                 11,667
  Additional paid-in capital                                                                  437,053
  Deficit accumulated during the development stage                                           (754,941)
-----------------------------------------------------------------------------------------------------
      STOCKHOLDERS' DEFICIENCY                                                               (305,221)
-----------------------------------------------------------------------------------------------------
      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                    $      18,112
=====================================================================================================


The accompanying notes and independent auditor's report should be read in conjunction with the financial statements

                                    TTTTICKETS HOLDING CORP. AND SUBSIDIARIES
                                                (A DEVELOPMENT STAGE COMPANY)

                                         CONSOLIDATED STATEMENT OF OPERATIONS
-------------------------------------------------------------------------------
FOR THE PERIOD FROM AUGUST 21, 2001 (DATE OF INCEPTION) THROUGH DECEMBER 31,
2001
-------------------------------------------------------------------------------


Operating expenses:
  Consulting fees                                                           $      351,000
  Salaries                                                                          63,500
  Legal                                                                             47,000
  Other                                                                             21,465
  Rent                                                                               4,000
  Amortization of deferred finance costs                                             1,400
  Interest expense net of interest income of $177                                  266,576
------------------------------------------------------------------------------------------
Net loss                                                                    $     (754,941)
==========================================================================================

Net loss per common share - basic and diluted                               $       (0.07)
==========================================================================================

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                                  10,212,444
==========================================================================================

The accompanying notes and independent auditor's report should be read in conjunction with the financial statements

                                    TTTTICKETS HOLDING CORP. AND SUBSIDIARIES
                                                (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
------------------------------------------------------------------------------
FOR THE PERIOD FROM AUGUST 21, 2001 (DATE OF INCEPTION) THROUGH DECEMBER 31,
2001
------------------------------------------------------------------------------


                                            Preferred Stock             Common Stock     Additional
                                        Number of                 Number of                Paid-in      Accumulated  Stockholders'
                                          Shares    Amount         Shares     Amount       Capital       Deficit      Deficiency
----------------------------------------------------------------------------------------------------------------------------------
Stockholders equity of TTTTickets
 Holding Corp. on date of merger                                 10,066,990  $ 10,067     $ 10,729      $(20,796)           -

Adjustment upon merger with
 B-Park Communications, Inc.                                                               (20,796)       20,796            -

Beneficial conversion feature in connection
 with issuance of Debentures                                                               214,285                   $ 214,285

Conversion of Debentures to common stock                          1,600,000     1,600       (1,440)                        160

Shares placed in escrow as security for
 Debentures                                                       9,000,000       -

Issuance of Series A Preferred Stock    1,000,000    $1,000                                                             1,000

Beneficial conversion on conversion of
 Debentures to common stock                                                                234,275                     234,275

Net loss                                                                                                (754,941)     (754,941)
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001            1,000,000    $1,000      20,666,990  $ 11,667     $437,053     $(754,941)    $(305,221)
==================================================================================================================================

The accompanying notes and independent auditor's report should be read in conjunction with the financial statements

                                  TTTTICKETS HOLDING CORP. AND SUBSIDIARIES
                                              (A DEVELOPMENT STAGE COMPANY)

                                       CONSOLIDATED STATEMENT OF CASH FLOWS
------------------------------------------------------------------------------

FOR THE PERIOD FROM AUGUST 21, 2001 (DATE OF INCEPTION) THROUGH DECEMBER 31,
2001
------------------------------------------------------------------------------


Cash flows from operating activities:
   Net loss                                                                            $   (754,941)
   Adjustments to reconcile net loss to net cash used in
    operating activities:
    Consulting fees financed through note payable                                            30,000
    Non-cash consulting fee                                                                   1,000
    Amortization of original issue discount and beneficial conversion feature               258,970
    Amortization of deferred finance costs                                                    1,400
    Changes in operating assets and liabilities:
      Increase in accrued expenses                                                           33,083
----------------------------------------------------------------------------------------------------
        NET CASH USED IN OPERATING ACTIVITIES                                              (430,488)
----------------------------------------------------------------------------------------------------

Cash flows from investing activity -
   Increase in due from stockholder                                                          (4,000)
----------------------------------------------------------------------------------------------------

Cash flows from financing activities:
   Proceeds from issuance of debentures                                                     450,000
   Payment of deferred finance fees                                                         (15,000)
----------------------------------------------------------------------------------------------------
        NET CASH PROVIDED BY FINANCING ACTIVITIES                                           435,000
----------------------------------------------------------------------------------------------------

Net increase in cash and cash at end of period                                          $       512
====================================================================================================

Supplemental schedule of non-cash financing activities:

     Consulting fees financed through note payable                                      $     30,000
====================================================================================================
     Consulting fee paid in exchange for Series A Preferred Stock issuance              $      1,000
====================================================================================================
     Conversion of debentures to common stock                                           $        160
====================================================================================================

The accompanying notes and independent auditor's report should be read in conjunction with the financial statements

                                    TTTTICKETS HOLDING CORP. AND SUBSIDIARIES
                                                (A DEVELOPMENT STAGE COMPANY)
                                                NOTES TO FINANCIAL STATEMENTS
                                                            DECEMBER 31, 2001
------------------------------------------------------------------------------

1. BUSINESS ORGANIZATION      B-Park Communications LLC was formed on
   ACTIVITIES AND SUMMARY OF  August 21, 2001. On October 26, 2001, B-Park
   SIGNIFICANT ACCOUNTING     Communications  LLC changed its name to
   POLICIES:                  B-Park Communications Inc. ("B-Park") and was
                              incorporated in the State of Delaware.
                              B-Park was formed for the sole purpose of acquiring the controlling interest in TTTTickets
                              Holding Corp., ("TTTTickets"). TTTTickets was incorporated under the laws of the State of Massachusetts on June 6, 1987 as Professional
                              Brushes, Inc.

                              On November 9, 2001, B-Park, pursuant to a Stock Purchase Agreement, acquired 9,000,000 shares of common stock of TTTTickets from the controlling shareholder for $20,000, which is included in other operating expenses on the accompanying Consolidated Statement of Operations. TTTTickets formed a wholly-owned subsidiary, TTTTickets Acquisition Corp., a Delaware corporation ("Acquisition Corp."). Subsequently, pursuant to an Agreement of Merger dated November 9, 2001 (the "Merger Agreement"), B-Park was merged into Acquisition Corp. and Acquisition Corp. became the surviving corporation. The transaction was effected by the stockholders of B-Park exchanging all of the outstanding shares of B-Park for 9,000,000 shares of common stock of TTTTickets. Simultaneously with the closing of the Merger Agreement, the sole director of TTTTickets resigned and the director of B-Park was appointed the sole member of the board of directors of the TTTTickets. The Stock Purchase Agreement and subsequent Merger Agreement effected a change in control and was accounted for as a "reverse acquisition" whereby B-Park was the accounting acquiror for financial statement purposes. Accordingly, the financial statements include the historical results of operations of B-Park for the period from its inception to December 31, 2001, and for TTTTickets subsequent to the November 9, 2001 transaction date.

                              The accompanying consolidated financial statements include the accounts of TTTTickets Holding Corp. and its wholly owned subsidiaries ("the Company"). All significant intercompany transactions have been eliminated. The Company is controlled by Hull Services, Inc ("Hull"), (see Note 6).

                              The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has incurred a loss of $754,941 for the period ended December 31, 2001, and has a stockholders' deficiency and negative working capital at December 31, 2001 which raises substantial doubt about the Company's ability to continue as a going concern. Management of the Company has stated that the Company intends to raise funds through the issuance of additional debentures.

                              The Company maintains cash in bank accounts which may, at times, exceed federally insured limits. The Company has not experienced any loss on these accounts.

                                    TTTTICKETS HOLDING CORP. AND SUBSIDIARIES
                                                (A DEVELOPMENT STAGE COMPANY)
                                                NOTES TO FINANCIAL STATEMENTS
                                                            DECEMBER 31, 2001
------------------------------------------------------------------------------

                              Costs in the amount of $15,000 incurred in connection with obtaining the borrowings described in Note 5, have been deferred and are being amortized, over the term of the related borrowing, by the straight-line method. Accumulated amortization at December 31, 2001 is approximately $1,400.

                              Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

                              Basic earning (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share gives effect to dilutive options, warrants and other potential common stock outstanding during the period. Potential common stock has not been included in the computation of diluted loss per share, as the effect would be antidilutive.

                              The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates by management. Actual results could differ from those estimates.

                              The Company elected to measure compensation cost using Accounting Principles Board ("APB") Opinion No. 25 as is permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, and has elected to comply with other provisions and the disclosure-only requirements of SFAS No.
                              123.

                              In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations". SFAS No. 141 is effective for purchase business combinations for which the date of acquisition is July 1, 2001 or later. The adoption of SFAS No. 141 did not have a material effect on the Company's financial position or results of operations.

                              Also in June 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 142 eliminates the amortization of goodwill and certain other intangible assets, and instead requires a test for impairment at least annually.

                              Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.


2. DUE FROM STOCKHOLDER:      The amount due from the principal stockholder is
                              due in November 2002 and bears interest at a rate of 4% per annum. Due to the short-term nature of the receivable, the fair value is not materially different from its carrying value.

                                    TTTTICKETS HOLDING CORP. AND SUBSIDIARIES
                                                (A DEVELOPMENT STAGE COMPANY)
                                                NOTES TO FINANCIAL STATEMENTS
                                                            DECEMBER 31, 2001
------------------------------------------------------------------------------



3. ACCRUED EXPENSES:          Accrued expenses at December 31, 2001 consist of:


                              ------------------------------------------------

                              Legal                      $     20,000
                              Interest                          7,783
                              Rent                              4,000
                              Other                             1,300
                              ------------------------------------------------
                                                         $     33,083
                              ================================================


4. NOTE  PAYABLE:             The note payable is due to Halter Financial Group,
                              Inc. ("Halter"), a stockholder of the Company, and is due May 9, 2002. Interest accrues at a rate of 6-1/2% per annum and is due upon the payment of the principal balance.

                              Due to the short-term nature of the note payable, the fair value of the note is not materially different from its carrying value.

                              Included in consulting fees on the accompanying consolidated statement of operations is $350,000 relating to Halter.

                                    TTTTICKETS HOLDING CORP. AND SUBSIDIARIES
                                                (A DEVELOPMENT STAGE COMPANY)
                                                NOTES TO FINANCIAL STATEMENTS
                                                            DECEMBER 31, 2001
------------------------------------------------------------------------------


5. DEBENTURE PAYABLE:         On October 24, 2001, B-Park issued Series A Senior
                              Subordinated Convertible Redeemable Debentures
                              (the "Debentures") to RCG, LLC, RIM CG, LLC and
                              RIM Capital Holdings LLC (together, the "holders") in the aggregate face amount of $500,000 at 90% of their face amount, or $450,000 in cash. These
                              Debentures were assigned to TTTTickets upon the merger described in Note 1. The debentures are due on October 24, 2003 and bear interest at a rate of 8% per annum. Each holder of the Debentures is entitled, at any time, to convert all or any amount over $5,000 of the principal face amount of the Debentures then outstanding to common stock of the Company at a conversion price for each share equal to 70% of the lowest closing bid price of the common stock as reported on the exchange over which the Company reports. The beneficial conversion feature of this issuance, amounting to $214,285, has been recorded as a discount on the Debentures, with a corresponding increase to additional paid-in capital. This discount, as well as the $50,000 discount upon issuance, are being amortized to interest expense over the term of the debt.

                              At any time after 90 days after the initial issuance of the Debentures, the Company has the option redeem the Debentures prior to maturity at 130% of the principal amount, in full, to the extent that the Debentures have not been converted.

                              Under a Stock Pledge and Security Agreement, the Debenture holders have been issued 9,000,000 shares of the Company, which are being held in escrow as security for the Debenture (the "Security Shares"). The Security Shares are presented as issued but not outstanding at December 31, 2001, and have not been included in weighted shares outstanding for the computation of net loss per common share. In addition, the Company has placed into escrow 9,000,000 shares of its common stock owned by certain stockholders, including the principal stockholder of the Company, (the "Insider Shares") and the
                              1,000,000 shares of Series A Preferred Stock described in Note 6 below.

                              As of December 31, 2001, the holders of the Debentures had converted $160 of the Debentures into 1,600,000 common shares. This resulted in an additional beneficial conversion of $235,715, which was charged to interest expense during the period.

                              The Debentures are subject to certain events of default under which the Debentures would become immediately due and payable and under which the holders of the Debentures would have the right to take possession and ownership of the Security Shares, the Insider Shares and the Series A Preferred Shares. One event of default would be if the Company should fail to repay at least
                              50% of the face amount of the Debentures or if the holders are unable to convert the principal amount of the Debentures equal to 50%, within seven months from the date of their issuance.
                              The Company does not have the funds to repay the 50% of the Debentures by this date. In addition, under the Stock Pledge and Security Agreement, the Company is obligated to increase its authorized number of shares of common stock to 500,000,000. Failure to effectuate this increase will also constitute an effect of default. Accordingly, the Debentures are presented as current liabilities on the accompanying consolidated balance sheet.

                              Based on the borrowing rates currently
                              available to the Company for loans with similar terms and maturities, the fair value of the Debentures approximates the carrying amount.

                                    TTTTICKETS HOLDING CORP. AND SUBSIDIARIES
                                                (A DEVELOPMENT STAGE COMPANY)
                                                NOTES TO FINANCIAL STATEMENTS
                                                            DECEMBER 31, 2001
------------------------------------------------------------------------------


6. PREFERRED STOCK:           On November 8, 2001, the Company filed a
                              Certificate of Designation with the State of Delaware to provide for the issuance of one series of Preferred Stock (the "Series A Preferred
                              Stock") consisting of 1,000,000 shares. All of these shares were issued to Hull, a company owned by the principal stockholder of the Company. The holder of Series A Preferred Stock is entitled to an aggregate of votes representing 52% of the total shares entitled to vote by all holders of the then outstanding shares of common stock and Series A Preferred Stock combined. The holder of the Series A Preferred Stock is entitled to vote along with the holders of common stock as one class on all matters for which the stockholders of the Company shall vote.

                              Each share of the Series A Preferred Stock shall be convertible at the option of Hull into a share of common stock fifteen to thirty days after a demand notice by Hull. In addition, if all or substantially all of the Company's assets or outstanding shares of the Company are sold, the shares of Series A Preferred Stock automatically convert to common stock.


7. COMMITMENTS:               The Company leases office space under a
                              noncancelable operating lease expiring in October
                              2002. Rent expense under this lease amounted to $4,000 for the period ended December 31, 2001 and the Company's commitment under this lease for the year ending December 31, 2002 is $10,000.


8. INCOME TAXES:              The provision for income taxes for the year ended
                              December 31, 2001 differs from the amount computed using the federal statutory rate of 34% as a result of the following:

                              ------------------------------------------------

                              Tax benefit at federal statutory rate      (34)%
                              Increase in deferred tax asset
                                valuation allowance                       34

                              ------------------------------------------------
                                        NET TAX BENEFIT RATE               - %
                              ================================================

                              The company has a net operating loss carryforward of approximately $496,000 available to offset future taxable income through 2021. The Company expects to file consolidated income tax returns.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       On December 13, 2001, the Company's independent auditor, S. W. Hatfield, CPA ("Hatfield") of Dallas, Texas, notified the Company of its decision to decline reappointment as the Company's independent auditor.

       During the Company's two (2) most recent fiscal years and any subsequent interim period preceding the dismissal, the Company had no disagreements with Hatfield on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

       No accountant's report on the financial statements for either of the past two (2) years contained an adverse opinion or a disclaimer of opinion or was qualified or modified as to uncertainty, audit scope or accounting principles, except for the following going concern qualification: "The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has no viable operations or significant assets and is dependent upon significant shareholders to provide sufficient working capital to maintain the integrity of the corporate entity. These circumstances create substantial doubt about the Company's ability to continue as a going concern and are discussed in Note A. The financial statements do not contain any adjustments that might result from the outcome of these uncertainties."

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

       The following information is presented with respect to the background of the director and executive officer of the Company:

Name                           Age               Position
Eliron Yaron                   33                President and Director

       Eliron Yaron has served as President and Director since November 2001. Since 1997, acted as the CEO of Shelron internet LTD, Chairman of Autonet ltd, and as a consultant to a European Venture Capital fund called Clearsite.

             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

       Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Such executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

       Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were complied with.

ITEM 10.    EXECUTIVE COMPENSATION.

       The Summary Compensation Table below sets forth compensation paid by the Company for the fiscal year ended December 31, 2001 for services in all capacities for its President. No other principal executive officer received a total annual salary and bonus which exceeded $100,000.

SUMMARY COMPENSATION TABLE

Name and Principal     Year        Annual            Other Annual        Awards Options
Position                           Compensation      Compensation
Eliron Yaron,          2001        $ 1,000           --                  --
President

       We have no employment agreements however we plan to enter into an employment agreement with Mr. Yaron.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The following table sets forth, as of March 31, 2002, certain information as to the stock ownership of each person known by the Company to own beneficially 5% or more of the Company's outstanding Common Stock, by each director and officer of the Company who owns shares of Common Stock or Series A Preferred Stock, and by all officers and directors as a group. This table includes the shares of Series A Preferred Stock, which have the right in the aggregate to cast 52% of the total votes which may be cast by the holders of all the outstanding (i) shares of Common Stock and (ii) Series A Preferred Stock.

                              Number of
                              Shares of         Number of Shares of
Name and Address of          Common Stock       Series A  Preferred        Percentage of
Beneficial Owner(1)            Owned(2)               Owned                Voting Rights
-------------------            --------               -----                -------------
Eliron Yaron(3)                7,925,000            1,000,000                  85%

Hull Services, Inc.(2)         7,925,000            1,000,000                  85%

All officers and directors     7,925,000            1,000,000                  85%
as a group (1 person)(2)

(1) The address for Mr. Yaron and Hull Services is 7 Tfuzot Israel, Givataim, Israel 53583.

(2) Except as otherwise indicated, all shares are beneficially owned and sole voting and investment power is held by the persons named.

(3) Eliron Yaron is deemed a beneficial owner of 7,925,000 shares of Common Stock and 1,000,000 shares of Series A Preferred Stock owned by Hull Services, Inc. as the sole stockholder of Hull Services, Inc.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       None.

ITEM 13.    EXHIBITS, LIST AND REPORTS ON FORM 8-K.

(a)    Exhibits

     Exhibit Number                 Description
     --------------                 -----------
           *   3.1                  Certificate of Incorporation of the Company

           *   3.2                  Bylaws of the Company

               4.1                  Certificate of Designation of the Company

          **  10.1                  Stock Purchase Agreement

              10.2                  Debentures dated October 31, 2001

         ***  16.1                  Letter on Change in Certifying Accountant


* This exhibit has been incorporated by reference from the Registration Statement on Form 10-SB12G, filed on October 11, 2000.

**     This exhibit has been incorporated by reference from the Current Report on Form 8-K, filed on November 9, 2001.

***    This exhibit has been incorporated by reference from the Current Report on Form 8-K, filed on January 11, 2002.

(b)    REPORTS ON FORM 8-K

       On November 16, 2001, the Company filed a report on Form 8-K announcing a change in control of the Company.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               TTTTICKETS HOLDING CORP.

Dated: April 10, 2002

                                               By: /s/ Eliron Yaron
                                                   ----------------
                                                   Eliron Yaron
                                                   President

       Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Company and in the capacities and on the date indicated.

Signature                   Capacity                      Date

/s/ Eliron Yaron            President and Director        April 10, 2002
------------------
Eliron Yaron

                                  EXHIBIT INDEX

Exhibit Number         Description
--------------         -----------

        4.1            Certificate of Designation of the Company.

       10.2            Debentures
