Form 10QSB
period 2002-03-31
TTTTICKETS HOLDING CORP
filed 2002-05-21
CIK 1125903

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: MARCH 31, 2002
                                --------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ______________________


Commission File Number:  0-31176
                         -------

                            TTTTICKETS HOLDING CORP.
                            ------------------------
        (Exact name of small business issuer as specified in its charter)

                 DELAWARE                                                      04-2968425
(State or other jurisdiction or incorporation or organization)    (I.R.S. Employer Identification No)

               7 TFUZOT ISRAEL, GIVATAIM, ISRAEL              53583
               ----------------------------------------------------
               (Address of principal executive offices)   (Zip Code)

                                  972-3-5734382
                           (Issuer's telephone number)


      (Former name, former address and former fiscal year, if changed since last report)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period) that the issuer was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

      YES     X               NO
           -------                -------

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING DURING THE PRECEDING FIVE YEARS

      Check whether the issuer filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

      YES               NO
           ------           -------

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, as of the close of business on May 15, 2002 was 40,000,000.

                                      INDEX

                            TTTTICKETS HOLDING CORP.

PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS.                                PAGE

Consolidated Balance Sheet as of
   December 31, 2001 and March 31, 2002 (unaudited)                         3

Consolidated Statement of Operations (unaudited) - for the
   three months ended March 31, 2002 and the period from
   August 21, 2001 (date of inception) through March 31, 2002               4

Consolidated Statement of Stockholders' Deficiency                          5

Consolidated Statement of Cash Flows (unaudited) - for the
   three months ended March 31, 2002 and the period from
   August 21, 2001 (date of inception) through March 31, 2002               6

Notes to Consolidated Financial Statements                                  7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
   CONDITION AND RESULTS  OF OPERATIONS                                     8

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                   8

SIGNATURES                                                                  9

                         PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                                                                             TTTTICKETS HOLDING CORP. AND SUBSIDIARIES
                                                                                          (A DEVELOPMENT STAGE COMPANY)

                                                                                            CONSOLIDATED BALANCE SHEET
------------------------------------------------------------------------------------------------------------------------

                                                                                      MARCH 31, 2002   DECEMBER 31, 2001
------------------------------------------------------------------------------------------------------------------------
                                                                                       (unaudited)
ASSETS

Current Assets:
  Cash                                                                                 $     2,906         $       512
  Accounts receivable                                                                        4,288
  Prepaid expenses                                                                           7,500
  Due from stockholder                                                                       3,910               4,000
------------------------------------------------------------------------------------------------------------------------
      TOTAL CURRENT ASSETS                                                                  18,604               4,512

Deferred finance costs net of accumulated amortization of $3,250 and $1,400,                11,750              13,600
   respectively
Deferred tax asset - net of valuation allowance of $238,000 and $169,000 respectively
------------------------------------------------------------------------------------------------------------------------
      TOTAL ASSETS                                                                     $    30,354         $    18,112
========================================================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
  Accrued expenses                                                                     $    55,002         $    33,083
  Note payable                                                                              30,000              30,000
  Due to consultants                                                                        30,000
  Debentures payable                                                                       254,747             260,250
  Stock subscription payable                                                                 3,000
------------------------------------------------------------------------------------------------------------------------
      TOTAL LIABILITIES                                                                    372,749             323,333
------------------------------------------------------------------------------------------------------------------------

Commitments

Stockholders' Deficiency:
   Series A Preferred Stock - $.001 par value, 10,000,000 shares authorized,
     1,000,000 shares issued and outstanding                                                 1,000               1,000
  Common stock - $.001 per share par value; authorized 40,000,000 shares, issued 35,672,156 and 20,666,990  shares and outstanding
  26,672,156 and 11,666,990 shares respectively                                             26,672              11,667
  Additional paid-in capital                                                               630,152             437,053
  Deficit accumulated during the development period                                     (1,000,219)           (754,941)
------------------------------------------------------------------------------------------------------------------------
      STOCKHOLDERS' DEFICIENCY                                                            (342,395)           (305,221)
------------------------------------------------------------------------------------------------------------------------
      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                   $    30,354         $    18,112
========================================================================================================================

                                                                          See notes to consolidated financial statements


                                                    TTTTICKETS HOLDING CORP. AND SUBSIDIARIES
                                                                (A DEVELOPMENT STAGE COMPANY)

                                                        CONSOLIDATED STATEMENT OF OPERATIONS
============================================================================================
                                                                       FOR THE PERIOD
                                                                      FROM AUGUST 21, 2001
                                               FOR THE THREE-MONTHS  (DATE OF INCEPTION)
                                                      ENDED              THROUGH
                                                  MARCH 31, 2002       MARCH 31, 2002
--------------------------------------------------------------------------------------------
                                                            (UNAUDITED)

Revenues                                          $      4,288      $      4,288
Operating expenses:
   Consulting fees                                    (181,500)         (532,500)
   Salaries                                                              (63,500)
   Professional fees                                   (10,565)          (57,565)
   Other                                                  (502)          (21,967)
   Rent                                                 (3,000)           (7,000)
   Amortization of deferred finance costs               (1,850)           (3,250)
   Interest expense                                    (52,149)         (318,725)
---------------------------------------------------------------------------------
   Total expenses                                     (249,566)       (1,004,507)
---------------------------------------------------------------------------------

Net loss                                          $   (245,278)     $ (1,000,219)
================================================================================

Net loss per common share - basic and diluted     $      (0.02)     $      (0.08)
================================================================================

Weighted average number of shares outstanding       15,952,493        12,646,699
================================================================================

                                  See notes to consolidated financial statements


                                                                                           TTTTICKETS HOLDING CORP. AND SUBSIDIARIES
                                                                                                       (A DEVELOPMENT STAGE COMPANY)

                                                                                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
------------------------------------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------------------------------
                                            PREFERRED STOCK          COMMON STOCK        ADDITIONAL
                                       NUMBER OF                 NUMBER OF                 PAID-IN       ACCUMULATED   STOCKHOLDERS'
                                        SHARES          AMOUNT    SHARES       AMOUNT      CAPITAL         DEFICIT        EQUITY
------------------------------------------------------------------------------------------------------------------------------------

Stockholders equity of TTTTickets
  Holding Corp. on date of merger                                10,066,990      $10,067      $10,729      $(20,796)           --

Adjustment upon merger with
  B-Park Communications, Inc.                                                                 (20,796)       20,796            --

Beneficial conversion feature in
  connection with issuance of
  Debentures                                                                                  214,285                    $214,285

Conversion of Debentures to common
  stock                                                           1,600,000        1,600       (1,440)                        160

Shares placed in escrow as security
  for Debentures                                                  9,000,000

Issuance of Series A Preferred Stock    1,000,000       $1,000                                                              1,000

Beneficial conversion on
  conversion of Debentures
  to common stock                                                                             234,275                     234,275

Net loss                                                                                                   (754,941)     (754,941)
---------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001            1,000,000        1,000   20,666,990       11,667      437,053      (754,941)     (305,221)


Unuadited:

Conversion of Debentures to
  common stock:
    February 22, 2002                                             1,648,352        1,648       13,352                      15,000
    February 25, 2002                                             1,111,111        1,111        8,889                      10,000
    February 27, 2002                                             1,647,771        1,648       13,352                      15,000
    March 21, 2002                                                1,428,571        1,429       13,571                      15,000

Issuance of shares for consulting
  fees:
    February 5, 2002                                              2,250,000        2,250       40,500                      42,750
    March 11, 2002                                                3,750,000        3,750       60,000                      63,750
    March 26, 2002                                                3,000,000        3,000       42,000                      45,000

Accrued interest on Debentures
  paid through the issuance of
  common shares                                                     169,361          169        1,435                       1,604

Net loss                                                                                                   (245,278)     (245,278)

                                      -------------------------------------------------------------------------------------------
Balance at March 31, 2002               1,000,000  $     1,000   35,672,156  $    26,672  $   630,152   $(1,000,219)  $  (342,395)
                                      ===========================================================================================

                                                                                   See notes to consolidated financial statements


                                                                             TTTTICKETS HOLDING CORP. AND SUBSIDIARIES
                                                                                          (A DEVELOPMENT STAGE COMPANY)

                                                                                  CONSOLIDATED STATEMENT OF CASH FLOWS
===============================================================================================================
                                                                                                     FOR THE PERIOD
                                                                                                  FROM AUGUST 21, 2001
                                                                             FOR THE THREE-MONTHS  (DATE OF INCEPTION)
                                                                                    ENDED              THROUGH
                                                                               MARCH 31, 2002       MARCH 31, 2002
----------------------------------------------------------------------------------------------------------------------
                                                                                            (unaudited)
Cash flows from operating activities:
   Net loss                                                                        $  (245,278)     $(1,000,219)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Consulting fees financed through note payable                                          --           30,000
     Non-cash consulting fees                                                          181,500          182,500
     Amortization of original issue discount and beneficial conversion feature          42,000          300,970
     Amortization of deferred finance costs                                              1,850            3,250
     Changes in operating assets and liabilities:                                           --
       Increase in accounts receivable                                                  (4,288)          (4,288)
       Increase in prepaid expenses                                                     (7,500)          (7,500)
       Increase in accrued expenses                                                     23,520           56,603
---------------------------------------------------------------------------------------------------------------
             NET CASH USED IN OPERATING ACTIVITIES                                      (8,196)        (438,684)
---------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
    Increase in due from stockholder                                                        --           (4,000)
    Payments from stockholder                                                               90               90
---------------------------------------------------------------------------------------------------------------
             NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                            90           (3,910)
---------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Proceeds from issuance of debentures                                                  7,500          457,500
   Cash received on stock subscription                                                   3,000            3,000
   Payment of deferred finance fees                                                         --          (15,000)
---------------------------------------------------------------------------------------------------------------
             NET CASH PROVIDED BY FINANCING ACTIVITIES                                  10,500          445,500
---------------------------------------------------------------------------------------------------------------
Net increase in cash                                                                     2,394            2,906

Cash at beginning of period                                                                512
---------------------------------------------------------------------------------------------------------------
Cash at end of period                                                              $     2,906      $     2,906
===============================================================================================================

Supplemental schedule of non-cash financing activities:

      Consulting fees financed through note payable                                         --      $    30,000
===============================================================================================================
      Consulting fee paid in exchange for Series A Preferred Stock issuance                 --      $     1,000
===============================================================================================================
      Conversion of debentures into common stock                                   $    55,000      $    55,160
===============================================================================================================
      Accrued interest paid through the issuance of common stock                   $     1,604      $     1,604
===============================================================================================================
      Consulting fees paid through the issuance of common stock                    $   151,000      $   151,000
===============================================================================================================

                                                                 See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Unaudited)

1. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has incurred a loss since inception of $1,000,219, and has a stockholders' deficiency and negative working capital at March 31, 2002 which raises substantial doubt about the Company's ability to continue as a going concern. Management of the Company has stated that the Company intends to raise funds through the issuance of additional debentures.

2. The consolidated balance sheet as of March 31, 2002, the consolidated statements of operations, stockholders equity and cash flows for the three months ended March 31, 2002, and the consolidated statements of operations and cash flows for the period from August 21, 2001 (date of inception) to March 31, 2002 have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position at March 31, 2002 and the results of operations; changes in stockholders' equity and cash flows for the three months ended March 31, 2002 and the period from inception to March 31, 2002 have been made.

3. See the Company's Annual Report on Form 10-KSB for the period ended December 31, 2001 for additional disclosures relating to the Company's consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      As of March 31, 2002, we have generated limited revenues and will not generate any meaningful revenue until we fully develop our products and expand our marketing offerings. Since inception we incurred a net loss of $1,000,219. We are subject to all of the risks, expenses, delays, problems and difficulties frequently encountered in the establishment of a new business. Our independent auditors have included an explanatory paragraph in their report on our financial statements stating that the financial statements have been prepared assuming we will continue as a going concern and that our loss from operations, stockholders' deficiency and working capital deficiency raise substantial doubt about our ability to continue as a going concern.

      As of March 31, 2002, we had a cash balance of $2,906. In November 2001, we received subscriptions from three investors to purchase 8% Senior Subordinated Convertible Redeemable Debentures (the "Debentures") of the Company in the aggregate principal amount of $1,000,000, of which approximately $500,000 was paid as of such date and the balance may be paid to the Company provided, among other things, there has been full conversion or repayment of the initial $500,000 aggregate principal amount of the Debentures. The Debentures are due and payable on October 24, 2003. We received $7,500 of additional funds under these Debentures during the three months ended March 31, 2002. Based on such proceeds and other cash resources, we believe we have maintained our operations to date as currently conducted but such proceeds and other resources will not be sufficient to satisfy our cash requirements for the next twelve (12) months. Therefore, we will be required to raise additional funds in the very near future. During the next few months, we will consider raising additional funds through equity or debt offerings. If successful in raising funds, we will endeavor to expand the marketing and product service offerings of Shelbase EAI and/or develop or acquire additional business operations. We do not anticipate performing significant product research and development or purchasing plant or significant equipment during the next twelve months.

                           PART II - OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

      None

(b)   Reports on Form 8-K:

      There were no reports on Form 8-K filed during the quarter ended March 31, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    TTTTickets Holding Corp.


Dated: May 20, 2002                 By:   /s/ Eliron Yaron
                                          ------------------------
                                          Eliron Yaron
                                          President
                                          (Principal Executive Officer and
                                           Principal Accounting Officer)