Form 10QSB
period 2002-06-30
TTTTICKETS HOLDING CORP
filed 2002-08-14
CIK 1125903

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB
(Mark  One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended:  JUNE  30,  2002
                                    -----------------
                                       or

[   ]   TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(D) OF THE SECURITIES
        EXCHANGE  ACT  OF  1934

For  the  transition  period from ____________________ to ______________________

Commission  File  Number:  0-31176
                          ---------

                            TTTTICKETS HOLDING CORP.
                           -------------------------
        (Exact name of small business issuer as specified in its charter)

               Delaware                                   04-2968425
              ---------                                  -----------
    (State or other jurisdiction             (I.R.S. Employer Identification No)
     or incorporation or organization)


                    7 TFUZOT ISRAEL, GIVATAIM, 53583 ISRAEL
              -----------------------------------------------
              (Address of principal executive offices) (Zip Code)

                                  972-3-5734382
                                 --------------
                           (Issuer's telephone number)

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

YES       X          NO
    --------------       --------------

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING DURING THE PRECEDING FIVE YEARS

     Check whether the issuer filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

YES                  NO
    --------------       --------------

APPLICABLE  ONLY  TO  CORPORATE  ISSUERS:

The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, as of the close of business on August 9, 2002 was 40,000,000.

                                      INDEX

                            TTTTICKETS HOLDING CORP.

PART  I  -  FINANCIAL  INFORMATION

ITEM  1.     CONSOLIDATED  FINANCIAL  STATEMENTS.                       PAGE

Consolidated Balance Sheet as of December 31, 2001                       3
and June 30, 2002 (unaudited)

Consolidated  Statement  of Operations (unaudited) -
for the three and six month periods  ended  June  30,  2002
and  the  period  from August 21, 2001 (date of
inception)  through  June  30,  2002                                     4

Consolidated  Statement  of  Stockholders'  Deficiency                   5

Consolidated Statement of Cash Flows (unaudited) -
for the six months ended June 30,  2002  and  the period
from August 21, 2001 (date of inception) through June
30,  2002                                                                6

Notes  to  Consolidated  Financial  Statements                           7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF  OPERATIONS                           8

PART  II  -  OTHER  INFORMATION

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K                          8

SIGNATURES                                                               9

                         PART I - FINANCIAL INFORMATION
ITEM  1.  CONSOLIDATED  FINANCIAL  STATEMENTS
                    TTTTICKETS HOLDING CORP. AND SUBSIDIARIES
                          (a development stage company)
                           CONSOLIDATED BALANCE SHEET

--------------------------------------------------------------------------------------------------
                                                             JUNE 30, 2002      DECEMBER 31, 2001
                                                            ---------------     ------------------
                                                               (unaudited)

ASSETS
Current Assets:
Cash                                                         $       404            $     512
Accounts receivable                                                1,260
Due from stockholder                                               3,910                4,000
--------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                               5,574                4,512

Property and equipment, net of accumulated depreciation of
     $456                                                          5,021
Deferred finance costs net of accumulated amortization of
     $5,125 and $1,400, respectively                               9,875               13,600
Deferred tax asset - net of valuation allowance of $259,000
     and $169,000 respectively
--------------------------------------------------------------------------------------------------
         Total Assets                                        $    20,470            $  18,112
==================================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
     Accrued expenses                                        $   107,197            $  33,083
     Note payable                                                 30,000               30,000
     Debentures payable                                          282,846              260,250
     Stock subscription payable                                   23,000
--------------------------------------------------------------------------------------------------
         Total Liabilities                                       443,043              323,333
--------------------------------------------------------------------------------------------------

Commitments

Stockholders' Deficiency:
Series A Preferred Stock - $.001 par value, 10,000,000
     shares authorized, 1,000,000 shares issued and
     outstanding                                                   1,000               1,000
Common stock - $.001 per share par value; authorized
     40,000,000 shares, issued 40,000,000 and 20,666,990
     shares respectively and outstanding 31,000,000 and
     11,666,990 shares respectively                               31,000              11,667
Additional paid-in capital                                       662,966             437,053
Deficit accumulated during the development stage              (1,117,539)           (754,941)
--------------------------------------------------------------------------------------------------
         Stockholders' deficiency                               (422,573)           (305,221)
--------------------------------------------------------------------------------------------------
         Total Liabilities and Stockholders' Deficiency      $    20,470           $  18,112
==================================================================================================

                 See notes to consolidated financial statements

                    TTTTICKETS HOLDING CORP. AND SUBSIDIARIES
                          (a development stage company)

                      CONSOLIDATED STATEMENT OF OPERATIONS



                                                                    For the period from
                                                                      August 21, 2001
                           For the three                               (date of inception)
                            months ended      For the six months       through June 30,
                          June 30, 2002       ended June 30, 2002           2002
--------------------------------------------------------------------------------------------
                             (unaudited)       (unaudited)           (unaudited)


Revenues                         $-             $    4,288            $       4,288
Operating expenses:
Consulting fees                  (1,560)          (183,060)                (534,060)
Salaries                        (14,860)           (14,860)                 (78,360)
Professional fees               (49,358)           (59,923)                (106,923)
Other                            (3,808)            (4,310)                 (25,775)
Rent                             (3,000)            (6,000)                 (10,000)
Amortization of deferred
     finance costs               (1,875)            (3,725)                  (5,125)
Depreciation                       (456)              (456)                    (456)
Interest expense                (42,403)           (94,552)                (361,128)
--------------------------------------------------------------------------------------------
Total expenses                 (117,320)          (366,886)              (1,121,827)
--------------------------------------------------------------------------------------------
Net loss                    $  (117,320)        $ (362,598)           $  (1,117,539)
============================================================================================
Net loss per common share
    - basic and diluted     $     (0.00)        $    (0.02)                   (0.06)
============================================================================================
Weighted average number of
     shares outstanding      30,072,293         23,067,556               17,651,342
============================================================================================

                 See notes to consolidated financial statements

                    TTTTICKETS HOLDING CORP. AND SUBSIDIARIES
                          (a development stage company)

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY

---------------------------------------------------------------------------------------------------------------------------------
                                                                                                       Deficit
                                                                                                     Accumulated
                                                    Preferred Stock     Common Stock     Additional   During the
                                                 Number of            Number of             Paid-in  Development   Stockholders'
                                                   Shares   Amount     Shares    Amount     Capital     Stage       Deficiency
---------------------------------------------------------------------------------------------------------------------------------
Stockholders equity of TTTTickets Holding Corp
  on date of merger                                                  10,066,990  $10,067  $ 10,729   $   (20,796)         --

Adjustment upon merger with B-Park
  Communications, Inc.                                                                     (20,796)       20,796          --

Beneficial conversion feature in connection with
  issuance of Debentures                                                                   214,285                 $ 214,285

Conversion of Debentures to common stock                              1,600,000    1,600    (1,440)                      160

Shares placed in escrow as security for
  Debentures                                                          9,000,000

Issuance of Series A Preferred Stock              1,000,000  $1,000                                                    1,000

Beneficial conversion on conversion of
  Debentures to common stock                                                               234,275                   234,275
Net loss                                                                                                (754,941)   (754,941)
---------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001                      1,000,000   1,000  20,666,990   11,667   437,053      (754,941)   (305,221)

Unaudited:

Conversion of Debentures to common stock:
  February 22, 2002                                                   1,648,352    1,648    13,352                    15,000
  February 25, 2002                                                   1,111,111    1,111     8,889                    10,000
  February 27, 2002                                                   1,647,771    1,648    13,352                    15,000
  March 21, 2002                                                      1,428,571    1,429    13,571                    15,000
  April 25, 2002                                                      1,831,708    1,831     3,169                     5,000
Issuance of shares for consulting fees:
  February 5, 2002                                                    2,250,000    2,250    40,500                    42,750
  March 11, 2002                                                      3,750,000    3,750    60,000                    63,750
  March 26, 2002                                                      3,000,000    3,000    42,000                    45,000
  April 9, 2002                                                       2,000,000    2,000    28,000                    30,000
  May 15, 2002                                                          400,000      400     1,160                     1,560
Accrued interest on Debentures paid through the
  issuance of common shares                                             265,497      266     1,920                     2,186
Net loss                                                                                                (362,598)   (362,598)
                                                ---------------------------------------------------------------------------------
Balance at June 30, 2002                          1,000,000  $1,000  40,000,000  $31,000  $662,966   $(1,117,539)  $(422,573)
                                                =================================================================================

                 See notes to consolidated financial statements

                    TTTTICKETS HOLDING CORP. AND SUBSIDIARIES
                          (a development stage company)

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                    For the period from
                                                                                                      August 21, 2001
                                                                           For the six months       (date of inception)
                                                                           ended June 30, 2002      through June 30, 2002
--------------------------------------------------------------------------------------------------------------------------
                                                                                            (unaudited)
Cash flows from operating activities:
   Net loss                                                                   $  (362,598)              $ (1,117,539)
Adjustments to reconcile net loss to net cash used in operating activities:
      Consulting fees financed through note payable                                                           30,000
      Non-cash consulting fees                                                    183,060                    184,060
      Amortization of original issue discount and beneficial conversion
          feature                                                                  75,096                    334,066
      Amortization of deferred finance costs                                        3,725                      5,125
      Depreciation                                                                    456                        456
      Changes in operating assets and liabilities:
          Increase in accounts receivable                                          (1,260)                    (1,260)
          Increase in accrued expenses                                             76,300                    109,383
--------------------------------------------------------------------------------------------------------------------------
               Net cash used in operating activities                              (25,221)                  (455,709)
--------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
      Increase in due from stockholder                                                                        (4,000)
      Purchases of property and equipment                                          (5,477)                    (5,477)
      Payments from stockholder                                                        90                         90
--------------------------------------------------------------------------------------------------------------------------
               Net cash used in investing activities                               (5,387)                    (9,387)
--------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
      Proceeds from issuance of debenture                                           7,500                    457,500
      Cash received on stock subscription                                          23,000                     23,000
      Payment of deferred finance fees                                                                       (15,000)
--------------------------------------------------------------------------------------------------------------------------
              Net cash provided by financing activities                            30,500                    465,500
--------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                                      (108)                       404

Cash at beginning of period                                                           512
--------------------------------------------------------------------------------------------------------------------------
Cash at end of period                                                         $       404                 $      404
==========================================================================================================================

Supplemental schedule of non-cash financing activities:

Consulting fees financed through note payable                                                             $   30,000
==========================================================================================================================
Consulting fee paid in exchange for Series A Preferred Stock issuance                                     $    1,000
==========================================================================================================================
Conversion of debentures into common stock                                    $    60,000                 $   60,160
==========================================================================================================================
Accrued interest paid through the issuance of common stock                    $     2,186                 $    2,186
==========================================================================================================================
Consulting fees paid through the issuance of equity                           $   183,060                 $  184,060
==========================================================================================================================


                 See notes to consolidated financial statements

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

(Unaudited)

1. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has incurred a loss since inception of $1,117,539, and has a stockholders' deficiency and negative working capital at June 30, 2002 which raises substantial doubt about the Company's ability to continue as a going concern. Management of the Company has stated that the Company intends to raise funds through the issuance of additional debentures.

2. The consolidated balance sheet as of June 30, 2002, the consolidated statements of operations for the three and six months ended June 30, 2002, the consolidated statements of stockholders equity and cash flows for the six months ended June 30, 2002, and the consolidated statements of operations and cash flows for the period from August 21, 2001 (date of inception) to June 30, 2002 have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position at June 30, 2002 and the results of operations; changes in stockholders' equity and cash flows for the three and six months ended June 30, 2002 and the period from inception to June 30, 2002 have been made.

3. See the Company's Annual Report on Form 10-KSB for the period ended December 31, 2001 for additional disclosures relating to the Company's consolidated financial statements.

4. The Company's revenue consists of computer consulting services. The Company recognized the revenue when the services were performed and the related consulting projects were completed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     As of June 30, 2002, we have generated limited revenues and will not generate any meaningful revenue until we fully develop our products and expand our marketing offerings. Since inception we incurred a net loss of $1,117,539. We are subject to all of the risks, expenses, delays, problems and difficulties frequently encountered in the establishment of a new business. Our independent auditors have included an explanatory paragraph in their report on our financial statements for the year ended December 31, 2001 stating that the financial statements have been prepared assuming we will continue as a going concern and that our loss from operations, stockholders' deficiency and working capital deficiency raise substantial doubt about our ability to continue as a going concern.

As of June 30, 2002, we had a cash balance of $404. In November 2001, we received subscriptions from three investors to purchase 8% Senior Subordinated Convertible Redeemable Debentures (the "Debentures") of the Company in the aggregate principal amount of $1,000,000, of which approximately $500,000 was paid as of such date and the balance may be paid to the Company provided, among other things, there has been full conversion or repayment of the initial $500,000 aggregate principal amount of the Debentures. The Debentures are due and payable on October 24, 2003. We received $7,500 of additional funds under these Debentures during the six months ended June 30, 2002. Based on such proceeds and other cash resources, we believe we have maintained our operations to date as currently conducted but such proceeds and other resources will not be sufficient to satisfy our cash requirements for the next twelve (12) months. Therefore, we will be required to raise additional funds in the very near future. During the next few months, we will consider raising additional funds through equity or debt offerings. If successful in raising funds, we will endeavor to expand the marketing and product service offerings of Shelbase EAI and/or develop or acquire additional business operations. We do not anticipate performing significant product research and development or purchasing plant or significant equipment during the next twelve months.

Critical  Accounting  Estimate
------------------------------

We have recorded a full valuation allowance against our deferred tax asset, amounting to $259,000 at June 30, 2002. This valuation allowance was recorded by the Company in recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived.

                           PART II - OTHER INFORMATION

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)        Exhibits
           Exhibit 99:  Section  906  Certification

(b)     Reports  on  Form  8-K:
     There were no reports on Form 8-K filed during the quarter ended June 30, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     TTTTickets  Holding  Corp.

Dated:  August  14,  2002            By: /s/  Eliron  Yaron
                                         ---------------------------------
                                         Eliron  Yaron
                                         President
                                         (Principal  Executive  Officer
                                              and Principal Accounting Officer)