Form 10QSB
period 2002-09-30
TTTTICKETS HOLDING CORP
filed 2002-11-14
CIK 1125903

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2002
                                ------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ______________________

Commission File Number:  0-31176
                         -------

                             TTTTICKETS HOLDING CORP.
                             ----------------------
        (Exact name of small business issuer as specified in its charter)

            Delaware                                   04-2968425
            --------                                   ----------
(State or other jurisdiction or            (I.R.S. Employer Identification No)
incorporation or organization)

                     7 TFUZOT ISRAEL, GIVATAIM, ISRAEL 53583
                     ---------------------------------------
               (Address of principal executive offices) (Zip Code)

                                  972-3-7325732
                                  -------------
                           (Issuer's telephone number)

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

YES               X                 NO
         ------------------                 ------------------

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING DURING THE PRECEDING FIVE YEARS

     Check whether the issuer filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

YES                                 NO
         ------------------                 ------------------

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, as of the close of business on November 1, 2002 was 40,000,000.

                                      INDEX

                            TTTTICKETS HOLDING CORP.

PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS.                                                      PAGE
Consolidated Balance Sheet as of December 31, 2001 and September 30, 2002 (unaudited)               3

Consolidated Statement of Operations (unaudited) - for the three and nine month periods ended September 30, 2002 and the period from August 21, 2001 (date of
inception) through September 30, 2002                                                               4

Consolidated Statement of Stockholders' Deficiency                                                  5

Consolidated Statement of Cash Flows (unaudited) - for the nine months ended
September 30, 2002 and the period from August 21, 2001 (date of inception)
through September 30, 2002                                                                          6

Notes to Consolidated Financial Statements                                                          7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS      8

ITEM 3.  CONTROLS AND PROCEDURES                                                                    8

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                           8

SIGNATURES                                                                                          9

                         PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                    TTTTICKETS HOLDING CORP. AND SUBSIDIARIES
                          (a development stage company)

                           CONSOLIDATED BALANCE SHEET

                                                                          September 30, 2002     December 31, 2001
                                                                          ------------------     -----------------
                                                                             (unaudited)
ASSETS
Current Assets:
     Cash ........................................................          $       200           $       512
     Accounts receivable .........................................                1,260                  --
     Due from stockholder ........................................                 --                   4,000
                                                                            -----------           -----------
         Total current assets ....................................                1,460                 4,512

Property and equipment, net of accumulated depreciation of $1,140                 4,337                  --
Deferred finance costs net of accumulated amortization of $7,000
   and $1,400, respectively ......................................                8,000                13,600
Deferred tax asset - net of valuation allowance of $290,000 and
   $169,000 respectively..........................................                 --                   --
                                                                            -----------           -----------
         Total assets ............................................          $    13,797           $    18,112
                                                                            ===========           ===========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
     Accrued expenses ............................................          $   171,209           $    33,083
     Note payable ................................................               30,000                30,000
     Debentures payable ..........................................              329,384               260,250
     Stock subscription payable ..................................               23,000                  --
                                                                            -----------           -----------
         Total liabilities .......................................              553,593               323,333
                                                                            -----------           -----------

Commitments

Stockholders' Deficiency:
     Series A Preferred Stock - $.001 par value, 10,000,000
       shares authorized, 1,000,000 shares issued and outstanding                 1,000                 1,000
     Common stock - $.001 per share par value; authorized
       40,000,000 shares, issued 40,000,000 and 20,666,990
       shares respectively and outstanding 31,000,000 and
       11,666,990 shares respectively ............................               31,000                11,667
     Additional paid-in capital ..................................              662,966               437,053
     Deficit accumulated during the development period ...........           (1,234,762)             (754,941)
                                                                            -----------           -----------

         Stockholders' deficiency ................................             (539,796)             (305,221)
                                                                            -----------           -----------
         Total Liabilities and Stockholders' Deficiency ..........          $    13,797           $    18,112
                                                                            ===========           ===========

                 See notes to consolidated financial statements

                    TTTTICKETS HOLDING CORP. AND SUBSIDIARIES
                          (a development stage company)

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                                           For the period from
                                                     For the three months                                 August 21, 2001 (date
                                                         ended                 For the nine months        of inception) through
                                                      September 30, 2002     ended September 30, 2002       September 30, 2002
                                                     -------------------     ------------------------      ---------------------
                                                         (unaudited)                 (unaudited)                 (unaudited)

Revenues ..............................               $       --                  $      4,288                $      4,288
Operating expenses:
   Consulting fees ....................                     (1,759)                   (184,819)                   (535,819)
   Salaries ...........................                    (35,500)                    (50,360)                   (113,860)
   Professional fees ..................                    (18,002)                    (77,925)                   (124,925)
   Other ..............................                       (504)                     (4,814)                    (26,279)
   Rent ...............................                     (3,000)                     (9,000)                    (13,000)
   Amortization of deferred finance
     costs ............................                     (1,875)                     (5,600)                     (7,000)
   Depreciation .......................                       (684)                     (1,140)                     (1,140)
   Interest expense ...................                    (55,899)                   (150,451)                   (417,027)
                                                      ------------                ------------                ------------
   Total expenses .....................                   (117,223)                   (484,109)                 (1,239,050)
                                                      ------------                ------------                ------------

Net loss ..............................               $   (117,223)               $   (479,821)               $ (1,234,762)
                                                      ============                ============                ============

Net loss per common share - basic and
   diluted ............................               $      (0.00)               $      (0.02)                      (0.06)
                                                      ============                ============                ============

Weighted average number of shares
   outstanding ........................                 31,000,000                  25,681,321                  20,621,454
                                                      ============                ============                ============


                                  See notes to consolidated financial statements

                    TTTTICKETS HOLDING CORP. AND SUBSIDIARIES
                          (a development stage company)

                CONSOLIDATED STATEMENT OF STOCHOLDERS' DEFICIENCY


                                                                                                                       Stockholders'
                                                 Preferred Stock           Common Stock          Additional               Equity
                                              Number of               Number of                  Paid-in   Accumulated     (and
                                               Shares       Amount     Shares         Amount     Capital     Deficit    Deficiency)
                                               -------------------     ---------------------     --------- ----------- -------------
Stockholders equity of TTTTickets Holding
   Corp. on date of merger ..............        --             --     10,066,990    $  10,067   $  10,729   $ (20,796)  $    --

Adjustment upon merger with B-Park
   Communications, Inc. .................        --             --           --           --       (20,796)     20,796        --

Beneficial conversion feature in
   connection with issuance of Debentures        --             --           --           --       214,285        --        214,285

Conversion of Debentures to common stock         --             --      1,600,000        1,600      (1,440)       --            160

Shares placed in escrow as security for
   Debentures ...........................        --             --      9,000,000         --          --          --          --

Issuance of Series A Preferred Stock ....   1,000,000    $     1,000         --           --          --          --          1,000

Beneficial conversion on conversion of
   Debentures to common stock ...........        --             --           --           --       234,275        --        234,275

Net loss ................................        --             --           --           --          --      (754,941)    (754,941)
                                           ----------    -----------   ----------    ---------   ---------   ---------     --------
Balance at December 31, 2001 ............   1,000,000          1,000   20,666,990       11,667     437,053    (754,941)    (305,221)

Unaudited:

Conversion of Debentures to common stock:
    February 22, 2002 ...................        --             --      1,648,352        1,648      13,352         --        15,000
    February 25, 2002 ...................        --             --      1,111,111        1,111       8,889         --        10,000
    February 27, 2002 ...................        --             --      1,647,771        1,648      13,352         --        15,000
    March 21, 2002 ......................        --             --      1,428,571        1,429      13,571         --        15,000
    April 25, 2002 ......................        --             --      1,831,708        1,831       3,169         --         5,000

Issuance of shares for consulting fees:
    February 5, 2002 ....................        --             --      2,250,000        2,250      40,500         --        42,750
    March 11, 2002 ......................        --             --      3,750,000        3,750      60,000         --        63,750
    March 26, 2002 ......................        --             --      3,000,000        3,000      42,000         --        45,000
    April 9, 2002 .......................        --             --      2,000,000        2,000      28,000         --        30,000
    May 15, 2002 ........................        --             --        400,000          400       1,160         --         1,560

Accrued interest on Debentures paid
   through the issuance of common stock          --             --        265,497          266       1,920         --         2,186

Net loss ................................        --             --          --            --          --        (479,821)  (479,821)
                                           --------         --------    ---------       ------      ------       -------   --------

Balance at September 30, 2002 ........... 1,000,000      $     1,000     40,000,000    $  31,000   $ 662,966 $(1,234,762) $(539,796)
                                          =========      ===========     ==========     ========   ========= ============ =========

                                  See notes to consolidated financial statements

                    TTTTICKETS HOLDING CORP. AND SUBSIDIARIES
                          (a development stage company)

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                         For the period from
                                                                                                            August 21, 2001
                                                                              For the nine months         (date of inception)
                                                                            ended September 30, 2002    through September 30, 2002
                                                                             -----------------------    ---------------------------
                                                                                                  (unaudited)
Cash flows from operating activities:
   Net loss ................................................................       $  (479,821)               $(1,234,762)
   Adjustments to reconcile net loss to net cash used in operating activities:
        Consulting fees financed through note payable ......................             --                        30,000
        Non-cash consulting fees ...........................................           183,060                    184,060
        Amortization of original issue discount and beneficial conversion ..           121,634                    380,604
           feature
        Amortization of deferred finance costs .............................             5,600                      7,000
        Depreciation .......................................................             1,140                      1,140
        Changes in operating assets and liabilities:
           Increase in accounts receivable .................................            (1,260)                    (1,260)
           Decrease in due from stockholder.................................             3,910                      3,910
           Increase in accrued expenses ....................................           140,312                    173,395
                                                                                   -----------                -----------
               Net cash used in operating activities .......................           (25,425)                  (455,913)
                                                                                   -----------                -----------

Cash flows from investing activities:
   Increase in due from stockholder ........................................              --                       (4,000)
   Purchases of property and equipment .....................................            (5,477)                    (5,477)
   Payments from stockholder ...............................................                90                         90
                                                                                   -----------                -----------
               Net cash used in investing activities .......................            (5,387)                    (9,387)
                                                                                   -----------                -----------

Cash flows from financing activities:
   Proceeds from issuance of debenture .....................................             7,500                    457,500
   Cash received on stock subscription .....................................            23,000                     23,000
   Payment of deferred finance fees ........................................              --                      (15,000)
                                                                                   -----------                -----------
               Net cash provided by financing activities ...................            30,500                    465,500
                                                                                   -----------                -----------

Net increase (decrease) in cash ............................................              (312)                       200

Cash at beginning of period ................................................               512                       --
                                                                                   -----------                -----------

Cash at end of period ......................................................       $       200                $       200
                                                                                   ===========                ===========

Supplemental schedule of non-cash financing activities:

   Consulting fees financed through note payable ...........................       $      --                       30,000
                                                                                   ===========                ===========
   Consulting fee paid in exchange for Series A Preferred Stock issuance ...       $      --                        1,000
                                                                                   ===========                ===========
   Conversion of debentures into common stock ..............................       $    60,000                $    60,160
                                                                                   ===========                ===========
   Accrued interest paid through the issuance of common stock ..............       $     2,186                $     2,186
                                                                                   ===========                ===========
   Consulting fees paid through the issuance of equity .....................       $   183,060                $   183,060
                                                                                   ===========                ===========

                                 See  notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has incurred a loss since inception of $1,234,762, and has a stockholders' deficiency and negative working capital at September 30, 2002 which raises substantial doubt about the Company's ability to continue as a going concern. Management of the Company has stated that the Company intends to raise funds through the issuance of additional equity or debt securities.

2. The consolidated balance sheet as of September 30, 2002, the consolidated statements of operations for the three and nine months ended September 30, 2002, the consolidated statements of stockholders deficiency and cash flows for the nine months ended September 30, 2002, and the consolidated statements of operations and cash flows for the period from August 21, 2001 (date of inception) to September 30, 2002 have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position at September 30, 2002 and the results of operations; changes in stockholders' deficiency and cash flows for the three and nine months ended September 30, 2002 and the period from inception to September 30, 2002 have been made.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     As of September 30, 2002, we have generated limited revenues and will not generate any meaningful revenue until we fully develop our products and expand our marketing offerings. Since inception we incurred a net loss of $1,234,762. We are subject to all of the risks, expenses, delays, problems and difficulties frequently encountered in the establishment of a new business. Our independent auditors have included an explanatory paragraph in their report on our financial statements for the year ended December 31, 2001 stating that the financial statements have been prepared assuming we will continue as a going concern and that our loss from operations, stockholders' deficiency and working capital deficiency raise substantial doubt about our ability to continue as a going concern.

     As of September 30, 2002, we had a cash balance of $200. In November 2001, we received subscriptions from three investors to purchase 8% Senior Subordinated Convertible Redeemable Debentures (the "Debentures") of the Company in the aggregate principal amount of $1,000,000, of which approximately $500,000 was paid as of such date and the balance may be paid to the Company provided, among other things, there has been full conversion or repayment of the initial $500,000 aggregate principal amount of the Debentures. The Debentures are due and payable on October 24, 2003. We received $7,500 of additional funds under these Debentures during the six months ended June 30, 2002. Based on such proceeds and other cash resources, we believe we have maintained our operations to date as currently conducted but such proceeds and other resources will not be sufficient to satisfy our cash requirements for the next twelve (12) months. Therefore, we will be required to raise additional funds in the very near future. During the next few months, we will consider raising additional funds through equity or debt offerings. If successful in raising funds, we will endeavor to expand the marketing and product service offerings of Shelbase EAI and/or develop or acquire additional business operations. We do not anticipate performing significant product research and development or purchasing plant or significant equipment during the next twelve months.

     Critical Accounting Estimate

     We have recorded a full valuation allowance against our deferred tax asset, amounting to $290,000 at September 30, 2002. This valuation allowance was recorded by the Company in recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived.


ITEM 3.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures:

         Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chairman of the Board, as appropriate, to allow timely decisions regarding required disclosure. Within the 90 days prior to the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chairman of the Board, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chairman of the Board concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

(b) Changes in Internal Controls:

         There were no changes in the Company's internal controls or in other factors that could have significantly affected those controls subsequent to the date of the Company's most recent evaluation.



                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         Exhibit 99: Section 906 Certification

(b)      Reports on Form 8-K:

     There were no reports on Form 8-K filed during the quarter ended September 30, 2002.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            TTTTickets Holding Corp.

Dated:  November 14, 2002           By:    /s/ Eliron Yaron
                                           -------------------
                                           Eliron Yaron
                                           President
                                           (Principal Executive Officer
                                           and Principal Accounting Officer)

                                  CERTIFICATION

     I, Eliron Yaron, certify that:

1) I have reviewed this quarterly report on Form 10-QSB of TTTTickets Holding Corp.;

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002               By:      /s/ Eliron Yaron
                                               -----------------------
                                               Eliron Yaron
                                               President

                                                   Exhibit 99

                      CERTIFICATION PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002

     The undersigned, Eliron Yaron, hereby certifies as follows:

     (a) He is the the Chairman of the Board of TTTTickets Holding Corp. (the "Company");

     (b) To the best of his knowledge, the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002 (the "Report") complies in all material respects with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

     (c) To the best of his knowledge, based upon a review of the Report, the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company for the period certified.


                                /s/ Eliron Yaron
                                ----------------
                                By: ELIRON YARON
                                    President

                                Date: November 14, 2002