Form 10KSB
period 2002-12-31
SHELRON GROUP INC
filed 2003-05-22
CIK 1125903

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission file number 0-31739

Shelron Group Inc.

Former Name if Applicable

TTTTickets Holding Corp.

Delaware
----------------------------
(State or Other Jurisdiction of
Incorporation or Organization)

7 Tfuzot Israel, Givataim, Israel
-----------------------------------------
(Address of principal executive offices)

04-2968425 ---------------------------- (I.R.S. Employer Identification No.) 53583 ---------------------------- (Zip Code)

972-3-5734382

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

Yes /X / No / /

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

State issuer's revenues for its most recent fiscal year December 31, 2002:            $4,688.

The aggregate market value as at May 19,2003 of the Common Stock of the issuer held by non-affiliates was approximately $548,370, calculated on the basis of  68,546,296 non-affiliated shares and the closing price of such stock on the on that date of $.008.

The number of shares issued of the issuer's Common Stock as at December 31, 2002 was 79,546,296.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes /X/ No / /

DOCUMENTS INCORPORATED BY REFERENCE

None. Transitional Small Business Disclosure Format: Yes / / No /X/ ----- -----

TABLE OF CONTENTS

Item 8.  Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure..................11

PART III   ........................................................11
Item 9.  Directors, Executive Officers, Promoters and Control
        Persons of the Company, Compliance with Section 16(a)
         of the Exchange Act...................................11
Item 10. Executive Compensation.....................12
Item 11. Security Ownership of Certain Beneficial Owners
         and Management.......................................13
Item 12. Certain Relationships And Related Transactions...........13
Item 13. Exhibits, Lists, and Reports on Form 8-K.................13
Item 14. Controls and Procedures.................................. 4

GENERAL NOTE

THE MATTERS DISCUSSED IN THIS SECTION AND IN CERTAIN OTHER SECTIONS OF THIS FORM
10-KSB CONTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21D OF
THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, AND SECTION 27A OF THE
SECURITIES ACT OF 1933, AS AMENDED, THAT INVOLVE RISKS AND UNCERTAINTIES. ALL
STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL INFORMATION PROVIDED HEREIN MAY
BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE FOREGOING, THE
WORDS "MAY", "WILL", "COULD", "SHOULD", "INTENDS", "THINKS", "BELIEVES",
"ANTICIPATES", "ESTIMATES", "PLANS", "EXPECTS", OR THE NEGATIVE OF SUCH TERMS
AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY ASSUMPTIONS AND UNCERTAINTIES
WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN
THEM. ANY FORWARD-LOOKING STATEMENTS ARE QUALIFIED IN THEIR ENTIRETY BY
REFERENCE TO THE FACTORS DISCUSSED THROUGHOUT THIS REPORT. THE FOLLOWING
CAUTIONARY STATEMENTS IDENTIFY IMPORTANT FACTORS THAT COULD CAUSE THE COMPANY'S
ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING
STATEMENTS MADE IN THIS REPORT. AMONG THE KEY FACTORS THAT HAVE A DIRECT BEARING
ON THE COMPANY'S RESULTS OF OPERATIONS INCLUDE:

  GENERAL ECONOMIC AND BUSINESS CONDITIONS; THE EXISTENCE OR ABSENCE OF
  ADVERSE PUBLICITY; CHANGES IN, OR FAILURE TO COMPLY WITH, GOVERNMENT
  REGULATIONS; CHANGES IN MARKETING AND TECHNOLOGY; CHANGES IN POLITICAL,
  SOCIAL AND ECONOMIC CONDITIONS;

  INCREASED COMPETITION IN THE INTERNET; INTERNET CAPACITY; GENERAL RISK OF
  THE INTERNET.

  SUCCESS OF OPERATING INITIATIVES; CHANGES IN BUSINESS STRATEGY OR
  DEVELOPMENT PLANS; MANAGEMENT OF GROWTH;

  AVAILABILITY, TERMS AND DEPLOYMENT OF CAPITAL;

  COSTS AND OTHER EFFECTS OF LEGAL AND ADMINISTRATIVE PROCEEDINGS;

  DEPENDENCE ON SENIOR MANAGEMENT; BUSINESS ABILITIES AND JUDGMENT OF
  PERSONNEL; AVAILABILITY OF QUALIFIED PERSONNEL; LABOR AND EMPLOYEE BENEFIT
  COSTS;

  DEVELOPMENT RISKS; RISKS RELATING TO THE AVAILABILITY OF FINANCING, AND
  OTHER FACTORS REFERENCED IN THIS REPORT.

BECAUSE THE RISKS FACTORS REFERRED TO ABOVE COULD CAUSE ACTUAL RESULTS OR
OUTCOME TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN ANY FORWARD-LOOKING
STATEMENTS MADE BY THE COMPANY, YOU SHOULD NOT PLACE UNDUE RELIANCE ON ANY SUCH
FORWARD-LOOKING STATEMENTS. OTHER FACTORS MAY BE DESCRIBED FROM TIME TO TIME IN
THE COMPANY'S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, NEWS
RELEASES AND OTHER COMMUNICATIONS. FURTHER, ANY FORWARD-LOOKING STATEMENT SPEAKS
ONLY AS OF THE DATE ON WHICH IT IS MADE AND THE COMPANY UNDERTAKES NO OBLIGATION
TO UPDATE ANY FORWARD-LOOKING STATEMENT OR STATEMENTS TO REFLECT EVENTS OR
CIRCUMSTANCES AFTER THE DATE ON WHICH SUCH STATEMENT IS MADE OR TO REFLECT THE
OCCURRENCE OF UNANTICIPATED EVENTS. NEW FACTORS EMERGE FROM TIME TO TIME, AND IT
IS NOT POSSIBLE FOR THE COMPANY TO PREDICT WHICH WILL ARISE. IN ADDITION, THE
COMPANY CANNOT ASSESS THE IMPACT OF EACH FACTOR ON THE COMPANY'S BUSINESS OR THE
EXTENT TO WHICH ANY FACTOR, OR COMBINATION OF FACTORS, MAY CAUSE ACTUAL RESULTS
TO DIFFER MATERIALLY FROM THOSE CONTAINED IN ANY FORWARD-LOOKING STATEMENTS.

SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE
COMPANY OR PERSONS ACTING ON ITS BEHALF ARE EXPRESSLY QUALIFIED IN THEIR
ENTIRETY BY THE CAUTIONARY STATEMENTS SET FORTH ABOVE AND CONTAINED ELSEWHERE IN
THIS ANNUAL REPORT ON FORM 10-KSB.

SHELRON HAS BEEN AND IS CURRENTLY SUBJECT TO THE INFORMATIONAL REQUIREMENTS OF THE
SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. IN ACCORDANCE WITH THOSE
REQUIREMENTS, WE FILE REPORTS AND OTHER INFORMATION WITH THE SECURITIES AND
EXCHANGE COMMISSION. SUCH REPORTS AND OTHER INFORMATION CAN BE INSPECTED AND
COPIED AT THE PUBLIC REFERENCE FACILITIES MAINTAINED BY THE SEC. PLEASE CALL THE
SEC AT 1-800-SEC-0330 FOR MORE INFORMATION ON THE OPERATION OF ITS PUBLIC
REFERENCE ROOMS. THE SEC ALSO MAINTAINS A WEB SITE THAT CONTAINS REPORTS, PROXY
AND INFORMATION STATEMENTS AND OTHER MATERIALS THAT ARE FILED THROUGH THE SEC'S
ELECTRONIC DATA GATHERING, ANALYSIS, AND RETRIEVAL (EDGAR) SYSTEM. THIS WEB SITE
CAN BE ACCESSED AT HTTP://WWW.SEC.GOV. OUR REPORTS, REGISTRATION STATEMENTS,
PROXY AND INFORMATION STATEMENTS AND OTHER INFORMATION THAT WE FILE
ELECTRONICALLY WITH THE SEC ARE AVAILABLE ON THIS SITE.

PART 1

ITEM 1. DESCRIPTION OF BUSINESS

COMPANY OVERVIEW

Shelron Group Inc., formerly TTTTickets Holding Corp (the "Company") is a technology company developing enterprise application integration products which integrate independent business software applications to unify a variety of enterprise information and services. We intend to market our products and services to medium to large-sized enterprises located in the United States, Europe and Israel.

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

THE MARKET FOR OUR TECHNOLOGY IS UNCERTAIN

Our success is highly dependent on market acceptance of our ShelBase EAI product and a new email management product under development. The market for our ShelBase EAI product is rapidly evolving and we are not certain that our target customers will purchase ShelBase EAI or our other products. As a result, demand and market acceptance for our products is uncertain. If the market for our products fails to grow, develops more slowly than we expect, or becomes saturated with competing products or services, then our business, financial condition and results of operations will be materially adversely affected.

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

  electing a majority of our directors;

  causing an increase in our authorized capital; or

  causing our dissolution, merger or the sale of substantially all of our assets.

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

RECENT DEVELOPMENTS.

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

On March 17, 2003 the Company announced the launch of ShelBase™ 2.0, the first advanced, broad-based business intelligence (BI) solution for medium to large-size corporations.  We believe ShelBase™ 2.0 represents a breakthrough in the BI market, by providing natural intelligence capabilities and reducing implementation time by 80%.

ShelBase™ 2.0 is designed to confront some of the major challenges facing major corporations. Organizations are building BI systems that support business analysis and decision making to help them better understand their operations and compete in the marketplace. However, building a system customized to meet the unique needs of an organization can be a daunting project because it presents immense difficulties in planning and scaling. BI systems are a necessity for these organizations to improve data accessibility for faster and more accurate decision-making, for measuring business trends in real-time and for better understanding the needs of their customers. According to International Data Corporation (IDC), BI is currently a $6.1 billion market and is expected to grow to $11 billion annually by 2005.

Shelron Group’s ShelBase™ 2.0 takes an innovative approach to tackling BI solutions in a relatively fast and cost-effective manner. ShelBase™ 2.0 offers rapid implementation of scalable business intelligence systems that can ultimately serve the entire enterprise, if necessary, while at the same time delivering intermediate milestones and productivity paybacks that can justify the project along the way, not just once it has been completed.

Before ShelBase™ attempts to deploy a comprehensive business intelligence system typically require 18 months and millions of dollars in expense just to identify and organize the required data warehouse elements – even before system development ever begins.

ShelBase™ allows companies to quickly transform data into information, because ShelBase™ 2.0 is able to understand data and text. The analysis of data can be viewed by the ShelBase Results Viewer as detailed reports, visually, or in summary form. ShelBase™ solutions and results are accessible via any mobile platform or web application to the Internet, palm devices, cell phones, telephones and any portable device with encryption protection.

ShelBase™ 2.0 is used as a deployment accelerator tool kit for IT staff in the enterprise to create cross-platform applications in real time. This tool provides a view of what is happening across the enterprise so the manager can stay on top of trends and changes in the marketplace and react to them more quickly. Positive results of the first generation solution were already shown in eight implementations of ShelBase 1.0, including such complex applications as banking and e-business.

ShelBase™ 2.0 is a customizable software development tool kit that works on Windows and can integrate information from various platforms and databases, such as mainframes and Oracle. It does not eliminate the need to use a consultant/IT expert who specializes in BI systems, but it significantly eases the entry point for any organization implementing a BI system. The fact that ShelBase™ 2.0 can be customized gives greater integration opportunities for enterprises.

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

  ShelBase Enterprise - will be distributed through VARs and system integrators

  ShelBase MCS - through VARs, system integrators and direct

  ShelBase Web - has three versions, the distribution channels will be:

  ShelBase Web Lit - direct (website, exhibitions etc)

  ShelBase Web Seats - through VARs, system integrators

  ShelBase Web App - directly

TRADEMARKS

We do not have any registered trademarks.

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

  the ability to customize technology to a customer's particular use;

  quality and reliability of software products;

  ease of use and interactive features;

  cost; and

  compatibility with the user's existing software applications.

ENVIRONMENTAL LAWS

There are no material environmental laws which affect our business.

EMPLOYEES

We have one full-time employee who is in management. We also retain outside consultants who provide contract development, marketing and public relations services.

ITEM 2. DESCRIPTION OF PROPERTY.

We lease our offices from an unaffiliated party for approximately $2,000 per month which was reduced to $1,000 per month in the beginning of 2002. We have 230 square meters. The lease has a term of one-year and is renewable annually.

ITEM 3. LEGAL PROCEEDINGS.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's Common Stock was cleared for trading on the OTC Bulletin Board under the symbol TTTT.OB on June 4, 2001.  In 2002 common stock has been listed on the OTC Bulletin Board under the symbol "SHRN". The following table sets forth the high and low bid information for the Company's Common Stock for each quarterly period from September 28, 2001 through December 31, 2001, and for 2002 as reported by the OTC Bulletin Board. The OTC Bulletin Board quotations reflect inter-dealer prices, are without retail markup, markdown or commission, and may not represent actual transactions.

	High -------	Low -------
Calendar Year 2001
First Quarter	$--	--
Second Quarter	$--	--
Third Quarter	$0.21	$0.19
Fourth Quarter	$0.25	$0.25

Calendar Year 2002
First Quarter	$0.350	$0.12
Second Quarter	$0.014	$0.002
Third Quarter	$0.0075	$0.0008
Fourth Quarter	$0.011	$0.0008

Holders

At the date of this filing, there are approximately 332 shareholders of record of the Company's common stock.

Dividends

Holders of Common Stock and Series A Preferred Stock are entitled to dividends, when, as, and if declared by the Board of Directors out of funds legally available therefore. The Company has not paid any cash dividends on its stock and intends to retain earnings, if any, for the immediate future to finance the development and expansion of its business.  The Company has paid no cash dividends on its common stock and for the foreseeable future has no plans to pay cash dividends.

Sale of Unregistered Securities

In March  2002 the Company issued:

  4,000,000  common shares to VPM Finance for IR and advertising

  1,000,000  common shares to Elkateb David  for IR and advertising

  1,000,000  common shares to Baddiel Shoshan   for IR and advertising

  750,000  common shares to Edan Machluf   for IR and advertising

  1,737,772   common shares to Rim CG for conversion of debentures

In April 2002 the Company issued:

1,475,871   common shares to RCG  LLC for conversion of debentures

In May 2002 the Company issued  400,000 common shares Baddiel Shoshan   for Investor Relations and advertising and
1 895,708 common shares to Rim Capital for conversion of debentures

In December  2002 the Company issued:

2,500,000   restricted common  shares  to Josef Greco for $20,000 of financing
5,000,000    restricted common  shares  to Frank Santo Jr.  for $20,000 of financing
15,500,000    restricted common  shares  to Ming Young.  for $20,000 of financing
13,546,296      restricted common  shares  to Carlthon,

2,000,000 restricted common  shares  to Peter Chen and

1,000,000  restricted common shares to Danny Chen  for a total of $23,000 of financing.  These shares were issued pursuant to section 4(2) of the Securities Act of 1933, as amended.

The common stock issuable upon conversion of the debentures were issued pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended.

ITEM 6. PLAN OF OPERATIONS

Through December 31, 2002, we had generated limited revenues and will not generate any meaningful revenue until we fully develop our products and expand our marketing offerings. During the year ended December 31, 2001 we incurred a net loss of $754,941. During the year ended December 31, 2002, we incurred a net loss of  $ 691,262.  We are subject to all of the risks, expenses, delays, problems and difficulties frequently encountered in the establishment of a new business. Our independent auditors have included an explanatory paragraph in their report on our financial statements stating that the financial statements have been prepared assuming we will continue as a going concern and that our losses from operations, stockholders' deficiency and working capital deficiency raise substantial doubt about our ability to continue as a going concern.

As of December 31, 2002, we had a cash balance of $7,196. As of December 31, 2001, we had a cash balance of approximately $512. In November 2001, we received subscriptions from three investors to purchase 8% Senior Subordinated Convertible Redeemable Debentures (the "Debentures") of the Company in the aggregate principal amount of $1,000,000, of which approximately $500,000 was paid as of such date and the balance may be paid to the Company provided, among other things, there has been full conversion or repayment of the initial $500,000 aggregate principal amount of the Debentures. The Debentures are due and payable on October 24, 2003. Based on such proceeds and other cash resources, we believe we have maintained our operations to date as currently conducted but such proceeds and other resources will not be sufficient to satisfy our cash requirements for the next twelve (12) months. Therefore, we will be required to raise additional funds in the very near future. During the next few months, we will consider raising additional funds through equity or debt offerings. If successful in raising funds, we will endeavor to expand the marketing and product service offerings of Shelbase EAI and/or develop or acquire additional business operations. We do not anticipate performing significant product research and development or purchasing plant or significant equipment during the next twelve months.

ITEM 7. FINANCIAL STATEMENTS

SHELRON GROUP INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

INDEPENDENT AUDITOR'S REPORT	F-2
CONSOLIDATED FINANCIAL STATEMENTS:
Balance Sheet	F-3
Statement of Operations	F-4
Statement of Stockholders' Deficiency	F-5 & F-6
Statement of Cash Flows	F-7
Notes to Consolidated Financial Statements	F-8 - F13

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Shareholders of Shelron Group Inc.

We have audited the accompanying consolidated balance sheets of Shelron Group Inc. and Subsidiaries (f/k/a TTTTickets Holding Corp. and Subsidiaries) (a development stage company) as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' deficiency, and cash flows for the year ended December 31, 2002 and for the period from August 21, 2001 (date of inception) through December 31, 2001 and August 212, 2001 (date of inception) through December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Shelron Group Inc. and Subsidiaries (f/k/a TTTTickets Holding Corp. and Subsidiaries) as of December 31, 2002 and 2001 and the results of their operations and their cash flows for the year ended December 31, 2002 and for the period from August 21, 2001 (date of inception) through December 31, 2001, and August 21, 2001 (date of inception) through December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, has a stockholders' deficiency and a working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

GOLDSTEIN GOLUB KESSLER LL P

New York, New York

May 19, 2003

SHELRON GROUP INC. AND SUBSIDIARIES
(f/k/a TTTTICKETS Holding Corp. and Subsidiaries)
	(a development stage company)

	CONSOLIDATED BALANCE SHEET

December 31,	2002	2001

ASSETS

Current Assets:
Cash	$7,196	$512
Due from stockholder		4,000
Total current assets	7,196	4,512

Property and Equipment, net of accumulated depreciation of $12,766	33,211

Deferred Finance Costs	6,125	13,600

Deferred Tax Asset - net of valuation allowance of $345,000 and $169,000, respectively
Total Assets	$46,532	$18,112

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Accrued expenses	$316,830	$33,083
Due to stockholder	16,000
Subscriptions payable	6,000
Note payable	30,000	30,000
Debentures payable	381,225	260,250
Total liabilities	750,055	323,333

Commitments

Stockholders' Deficiency:
Series A Preferred Stock - $.001 par value, 10,000,000 shares authorized,
1,000,000 shares issued and outstanding	1,000	1,000
Common stock - $.001 per share par value; authorized 500,000,000 shares, issued 79,546,296 and 20,666,990 respectively shares and
outstanding 70,546,296 and 11,666,990 shares, respectively	70,546	11,667
Additional paid-in capital	671,134	437,053
Deficit accumulated during the development stage	(1,446,203)	(754,941)
Stockholders' deficiency	(703,523)	(305,221)
Total Liabilities and Stockholders' Deficiency	$46,532	$18,112

The accompanying notes and independent auditor's report

should be read in conjunction with the financial statements

	SHELRON GROUP INC. AND SUBSIDIARIES
	(f/k/a TTTTICKETS Holding Corp. and Subsidiaries)
		(a development stage company)

	CONSOLIDATED STATEMENT OF OPERATIONS

		Period from	Period from
		August 21, 2001	August 21, 2001
	Year ended	(inception) to	(inception) to
	December 31,	December 31,	December 31,
	2002	2001	2002

Revenue	$4,688	-	$4,688

Operating expenses:
Consulting fees	183,060	$351,000	534,060
Salaries	117,000	63,500	180,500
Legal and professional fees	139,648	47,000	186,648
Other	6,259	21,465	27,724
Rent	12,000	4,000	16,000
Amortization of deferred finance costs	7,475	1,400	8,875
Depreciation	12,766	-	12,766
Transfer fees	5,039	-	5,039
Bad debt expense	1,260	-	1,260
Interest expense net of interest income of $177 in 2001	211,443	266,576	478,019

Total operating expenses	695,950	754,941	1,450,891

Net loss	$(691,262)	$(754,941)	$(1,446,203)

Net loss per common share - basic and diluted	$(0.02)	$(0.07)	$(0.06)

Weighted average number of shares outstanding	28,430,417	10,212,444	23,571,109

The accompanying notes and independent auditor's report

should be read in conjunction with the financial statements

SHELRON GROUP INC. AND SUBSIDIARIES

(f/k/a TTTTICKETS Holding Corp. and Subsidiaries)

(a development stage company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY

	Preferred Stock		Common Stock		Additional
	Number of		Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Stockholders equity of TTTTickets
Holding Corp. on date of merger			10,066,990	$10,067	$10,729	$(20,796)	-

Adjustment upon merger with
B-Park Communications, Inc.					(20,796)	20,796	-

Beneficial conversion feature in connection					214,285		$214,285
with issuance of Debentures

Conversion of Debentures to common stock			1,600,000	1,600	(1,440)		160

Shares place in escrow as security for
Debentures			9,000,000

Issuance of Series A Preferred Stock	1,000,000	$1,000					1,000

Beneficial conversion on conversion of
Debentures to common stock					234,275		234,275

Net loss						(754,941)	(754,941)

Balance at December 31, 2001	1,000,000	1,000	20,666,990	11,667	437,053	(754,941)	(305,221)

The accompanying notes and independent auditor's report

should be read in conjunction with the financial statements

SHELRON GROUP INC. AND SUBSIDIARIES

(f/k/a TTTTICKETS Holding Corp. and Subsidiaries)

(a development stage company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY

	Preferred Stock		Common Stock		Additional
	Number of		Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Conversion of Debentures to common stock:
February 22, 2002			1,648,352	$1,648	$13,352		$15,000
February 25, 2002			1,111,111	1,111	8,889		10,000
February 27, 2002			1,647,771	1,648	13,352		15,000
March 21, 2002			1,428,571	1,429	13,571		15,000
April 25, 2002			1,831,708	1,831	3,169		5,000

Issuance of shares for consulting fees:
February 5, 2002			2,250,000	2,250	40,500		42,750
March 11, 2002			3,750,000	3,750	60,000		63,750
March 26, 2002			3,000,000	3,000	42,000		45,000
April 9, 2002			2,000,000	2,000	28,000		30,000
May 15, 2002			400,000	400	1,160		1,560

Beneficial conversion feature in connection
with issuance of Debenture					10,714		10,714

Issuance of common stock for cash			39,546,296	39,546	(2,546)		37,000

Accrued interest on Debentures paid
through the issuance of common stock			265,497	266	1,920		2,186

Net loss						(691,262)	(691,262)

Balance at December 31, 2002	1,000,000	$1,000	79,546,296	$70,546	$671,134	$(1,446,203)	$(703,523)

The accompanying notes and independent auditor's report

should be read in conjunction with the financial statements

	SHELRON GROUP INC. AND SUBSIDIARIES
	(f/k/a TTTTICKETS Holding Corp. and Subsidiaries)
		(a development stage company)

	CONSOLIDATED STATEMENT OF CASH FLOWS

		Period from	Period from
		August 21, 2001	August 21, 2001
	Year ended	(inception) to	(inception) to
	December 31,	December 31,	December 31,
	2002	2001	2002

Cash flows from operating activities:
Net loss	$(691,262)	$(754,941)	$(1,453,703)
Adjustments to reconcile net loss to net cash used in
operating activities:
Bad debt expense	1,260		1,260
Consulting fees financed through note payable		30,000	30,000
Noncash consulting fee	183,060	1,000	184,060
Amortization of original issue discount
and beneficial conversion feature	169,189	258,970	428,159
Amortization of deferred finance costs	7,475	1,400	8,875
Depreciation	12,766		12,766
Changes in operating assets and liabilities:
Increase in due to stockholder	16,000		16,000
Increase in accrued expenses	245,433	33,083	278,516
Net cash used in operating activities	(57,339)	(430,488)	(487,827)

Cash flows from investing activities:
Purchase of property and equipment	(5,477)		(5,477)
Increase(decrease) in due from stockholder	4,000	(4,000)
Net cash used in investing activities	(1,477)	(4,000)	(5,477)

Cash flows from financing activities:
Proceeds from issuance of debentures	22,500	450,000	472,500
Proceeds from issuance of common stock	37,000		37,000
Increase in stock subscription payable	6,000		6,000
Payment of deferred finance fees		(15,000)	(15,000)
Net cash provided by financing activities	65,500	435,000	500,500

Net increase in cash	6,684	512	7,196

Cash at beginning of period	512
Cash at end of period	$7,196	$512	$7,196

Supplemental schedule of non-cash financing activities:
Consulting fees financed through note payable		$30,000	$30,000
Consulting fee paid in exchange for Series A
Preferred Stock issuance		$1,000	$1,000
Conversion of debentures and related interest to common stock	$62,186	$160	$62,346
Consulting fees exchanged for shares of common stock	$183,060		$183,060
Purchase of property and equipment	$40,500		$40,500

The accompanying notes and independent auditor's report

should be read in conjunction with the financial statements

SHELRON GROUP INC. AND SUBSIDIARIES

(f/k/a TTTTICKETS HOLDING CORP. AND SUBSIDIARIES

     (a development stage company) NOTES TO FINANCIAL STATEMENTS

December 31, 2002

1. BUSINESS ORGANIZATION PRINCIPAL BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

B-Park Communications LLC was formed on August 21, 2001. On October 26, 2001, B-Park Communications LLC changed its na me to B-Park Communications Inc. ("B-Park") and was incorporated in the State of Delaware. B-Park was formed for the sole purpose of acquiring the controlling interest in TTTTickets Holding Corp., ("TTTTickets"). TTTTickets was incorporated under the laws of the State of Massachusetts on June 6, 1987 as Professional Brushes, Inc.

On November 9, 2001, B-Park, pursuant to a Stock Purchase Agreement, acquired 9,000,000 shares of common stock of TTTTickets from the controlling shareholder for $20,000 which is included in other operating expenses for the period ended December 31, 2001 on the accompanying consolidated statement of operations. TTTTickets formed a wholly-owned subsidiary, TTTTickets Acquisition Corp., a Delaware corporation ("Acquisition Corp."). Subsequently, pursuant to an Agreement of Merger dated November 9, 2001 (the "Merger Agreement"), B-Park was merged into Acquisition Corp. and Acquisition Corp. became the surviving corporation. The transaction was effected by the stockholders of B-Park exchanging all of the outstanding shares of B-Park for 9,000,000 shares of common stock of TTTTickets. Simultaneously with the closing of the Merger Agreement, the sole director of TTTTickets resigned and the director of B-Park was appointed the sole member of the board of directors of the TTTTickets. The Stock Purchase agreement and subsequent Merger Agreement effected a change in control. Since TTTTickets was essentially a shell corporation and since the shareholder of B-Park became a controlling shareholder and the sole director (the "Director") these transactions were accounted for as a capital transaction accompanied by a recapitalization the accounting was similar to a "reverse acquisition", except that no goodwill was recorded with B-Park being  the accounting acquiror for financial statement purposes. Accordingly, the financial statements include the historical results of operations of B-Park for the period from its inception to December 31, 2001, and for TTTTickets subsequent to the November 9, 2001 transaction date.

In September 2002, TTTTickets changed its name to Shelron Group Inc. ("Shelron"). The Company changed its name due to the fact that it no longer operated in the business of creating a secondary marketplace for individuals to buy and sell event tickets on the Internet, to which the Company's former name was strongly associated.

The accompanying consolidated financial statements include the accounts of Shelron and its wholly owned subsidiaries ("the Company"). All significant intercompany transactions have been eliminated. The Company is controlled by Hull Services, Inc ("Hull"), (see Note ^).

The Company is a technology company developing enterprise application integration products which integrate independent business software applications to unify a variety of enterprise information and services. At December 31, 2002, substantially all of the Company's assets are located in Israel and substantially all of its operations are conducted in Israel .

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has incurred losses of $691,262 and $754,941 for the year ended December 31, 2002 and for

SHELRON GROUP INC. AND SUBSIDIARIES

(f/k/a TTTTICKETS HOLDING CORP. AND SUBSIDIARIES

     (a development stage company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2002

the period August 21, 2001 (date of inception) through December 31, 2001, respectively, and has a stockholders' deficiency and negative working capital at December 31, 2002 which raises substantial doubt about the Company's ability to continue as a going concern. Management of the Company has stated that the Company intends to raise funds through the issuance of additional debentures.

The Company maintains cash in bank accounts which may, at times, exceed federally insured limits. The Company has not experienced any loss on these accounts.

Accounts receivable are reported at their outstanding unpaid principal balances reduced by an allowance for doubtful accounts. The Company estimates doubtful accounts based on historical bad debts, factors related to specific customers' ability to pay, and current economic trends. The Company writes off accounts receivable against the allowance when a balance is determined to be uncollectible.

Costs in the amount of $15,000 incurred in connection with obtaining the borrowings described in Note 5, have been deferred and are being amortized, over the term of the related borrowing, by the straight-line method. Accumulated amortization at December 31, 2002 and 2001 is approximately $8,875 and $1,400, respectively. The balance will be be amortized during the year ending December 31, 2003.

Depreciation of property and equipment is provided for by the straight-line method over the estimated useful lives of the related assets.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

The Company recognizes income when products have been shipped or services have been performed.

Income taxes are accounted for under the liability method. Under this method, deferred tax assets and liabilities are recorded based on the temporary differences between the financial statement and the tax bases of assets and liabilities and for operating loss carryforwards measured using the enacted tax rates in effect for the year in which the differences are expected to reverse. The Company periodically evaluates the realizability of its net deferred tax assets and records a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the

SHELRON GROUP INC. AND SUBSIDIARIES

(f/k/a TTTTICKETS HOLDING CORP. AND SUBSIDIARIES

     (a development stage company)

 NOTES TO FINANCIAL STATEMENTS

December 31, 2002

2. PROPERTY AND EQUIPMENT: 3. ACCRUED EXPENSES:

period. Diluted earnings per share gives effect to dilutive options, warrants and other potential common stock outstanding during the period. Potential common stock has not been included in the computation of diluted loss per share, as the effect would be antidilutive.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates by management. Actual results could differ from those estimates.

The Company elected to measure compensation cost using Accounting Principles Board ("APB") Opinion No. 25 as is permitted by SFAS No. 123, Accounting for Stock -Based Compensation, and has elected to comply with other provisions and the disclosure-only requirements of SFAS No. 123.

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Property and equipment, at cost, at December 31, 2002, consists of:

Property and equipment of $40,500 was acquired from Hull.  This amount is due in July 2003. At December 31, 2002, this amount is included in the accrued expenses in the accompanying consolidated balance sheet.

Accrued expenses consist of the following:

SHELRON GROUP INC. AND SUBSIDIARIES

(f/k/a TTTTICKETS HOLDING CORP. AND SUBSIDIARIES

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2002

4. NOTE PAYABLE: 5. DEBENTURE PAYABLE:

The note payable is due to Halter Financial Group, Inc. ("Halter"), a stockholder of the Company, and was due May 9, 2002. Interest accrued at a rate of 6-1/2% per annum Interest currently accrues at a rate of 18% from the date of default of payment. Interest is due upon the payment of the principal balance.

Due to the short-term nature of the note payable, the fair value of the note is not materially different from its carrying value, and borrowing rates currently available ti the company.

Included in consulting fees on the accompanying consolidated statement of operations is $350,000 relating to Halter for the period from August 21, 2001 (date of inception) to December 31, 2001.

On October 24, 2001, B-Park issued Series A Senior Subordinated Convertible Redeemable Debentures (the "Debentures") to RCG, LLC, RIM CG, LLC and RIM Capital Holdings LLC (together, the "holders") in the aggregate face amount of $500,000 at 90% of their face amount, or $450,000 in cash. These Debentures were assigned to Shelron Group Inc. upon the merger described in Note 1. The debentures are due on October 24, 2003 and bear interest at a rate of 8% per annum. Each holder of the Debentures is entitled, at any time, to convert all or any amount over $5,000 of the principal face amount of the Debentures then outstanding to common stock of the Company at a conversion price for each share equal to 70% of the lowest closing bid price of the common stock as reported on the exchange over which the Company reports. The beneficial conversion feature of this issuance, amounting to $214,285, has been recorded as a discount on the Debentures, with a corresponding increase to additional paid-in capital. This discount, as well as the $50,000 discount upon issuance, are being amortized to interest expense over the term of the debt.

At any time after 90 days after the initial issuance of the Debentures, the Company has the option redeem the Debentures prior to maturity at 130% of the principal amount, in full, to the extent that the Debenture have not been converted.

Under a Stock Pledge and Security Agreement, the Debenture holders have been issued 9,000,000 of shares of the Company, which are being held in escrow as security for the Debenture (the "Security Shares"). The Security Shares are presented as issued but not outstanding at December 31, 2002 and 2001, and have not been included in weighted shares outstanding for the computation of net loss per common share. In addition, the Company has placed into escrow 9,000,000 shares of its common stock owned by certain stockholders, including the principal stockholder of the Company, (the "Insider Shares") and the 1,000,000 shares of Series A Preferred Stock described in Note 6 below.

On March 12, 2002, the Company issued an additional debenture in the aggregate face amount of $25, 999 at 90% of their face amount, or $22,500 in cash. The beneficial conversion feature of this issuance, amounting to $10,714, has been recorded as a discount on the debenture with a corresponding increase to additional paid-in capital. This discount, as well as the $2,500 discount upon issuance is being amortized to interest expense over the term of the debt.

SHELRON GROUP INC. AND SUBSIDIARIES

(f/k/a TTTTICKETS HOLDING CORP. AND SUBSIDIARIES

     (a development stage company)

 NOTES TO FINANCIAL STATEMENTS

December 31, 2002

6. PREFERRED STOCK: 7. COMMON STOCK 8. COMMITMENTS:

As of December 31, 2002 and 2001, the holders of the Debentures had converted $62,186 and $160 of the Debentures interest into 7,933,010 and 1,600,000 common shares, respectively. This resulted in an additional beneficial conversion of  $235,715 which was charged to interest expense during the period ended through December 31, 2001.

The Debentures are subject to certain events of default under which the Debentures would become immediately due and payable and under which the holders of the Debentures would have the right to take possession and ownership of the Security Shares, the Insider Shares and the Series A Preferred Shares. One event of default is if the Company shall fail to repay at least 50% of the face amount of the Debentures or the holders are unable to convert the principal amount of the Debentures equal to 50%, within seven months from the date of their issuance. The Company did not have the funds to repay the 50% of the Debentures by this date and is in default.  Accordingly, the Debentures are presented as current liabilities on the accompanying consolidated balance sheet. The fair value of the debentures cannot be determined.

On November 8, 2001, the Company filed a Certificate of Designation with the State of Delaware to provide for the issuance of one series of Preferred Stock (the "Series A Preferred Stock") consisting of 1,000,000 shares. All of these shares were issued to Hull. The holder of Series A Preferred Stock is entitled to an aggregate of votes representing 52% of the total shares entitled to vote by all holders of the then outstanding shares of common stock and Series A Preferred Stock combined. The holder of the Series A Preferred Stock is entitled to vote along with the holders of Common Stock as one class on all matters for which the stockholders of the Company shall vote.

Each share of the Series A Preferred Stock shall be convertible at the option of Hull into a share of common stock fifteen to thirty days after a demand notice by Hull. In addition, if all or substantially all of the Company's assets or outstanding shares of the Company are sold, the shares of Series A Preferred Stock automatically convert to common stock.

At a meeting of the sole director of the Company in January 2002, the sole director adopted a resolution to amend the Certificate of Incorporation to increase the number of authorized shares from 40,000,000 to 500,000,000.

On December 19, 2002 the Company issue d 16,546,296 shares of common stock to investors at $.0014 per share.

On December 19, 2002, the Company issued 23,000,000 shares of common stock to investors at $.0006 per share.

The Company leases office space under a noncancelable operating lease expiring in October 2002. Rent expense under this lease amounted to $12,000 and

SHELRON GROUP INC. AND SUBSIDIARIES

(f/k/a TTTTICKETS HOLDING CORP. AND SUBSIDIARIES

     (a development stage company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2002

9. INCOME TAXES: 10. SUBSEQUENT EVENTS:	$4,000 for the year ended December 31, 2002 and for the period August 21, 2001 (date of inception) through December 31, 2001, respectively. The company's commitment under the lease fir the year ending December 31, 2003 is $10,000. The rent has been paid by the Director. At December 31, 2002, the aggregate amount of $16,000 is included in due to stockholder in the accompanying consolidated balance sheet.

The provision for income taxes for the year ended December 31, 2002 and for the period August 21, 2001 (date of inception) through December 31, 2002 differs from the amount computed using the federal statutory rate of 34% as a result of the following:

The Company has a net operating loss carryforward of approximately $            available to offset future taxable income through 2022. The Company expects to file consolidated income tax returns.

On March 13, 2003, the Company issued 16,000,00 shares of common stock to a consultant in connection with a technical and marketing consulting agreement.

On March 13, 2003, the Company issued 100,000 shares of common stock to a consultant in exchange for services rendered.

On May 9, 2003, the holders of the Debentures converted $ 30,408 of their debentures into 23,300,409 shares of common stock.

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

No accountant's report on the financial statements for either of the past two (2) years contained an adverse opinion or a disclaimer of opinion or was qualified or modified as to uncertainty, audit scope or accounting principles, except for the following going concern qualification: "The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no viable operations or significant assets and is dependent upon significant shareholders to provide sufficient working capital to maintain the integrity of the corporate entity. These circumstances create substantial doubt about the Company's ability to continue as a going concern and are discussed in Note 1. The financial statements do not contain any adjustments that might result from the outcome of these uncertainties."

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following table sets forth information concerning our sole director and executive officers:

Name	Age	Position
Eliron Yaron	34	President and Director

Eliron Yaron has been  the chairman of the board of directors  of the Company and a director since Nov  2001. Previously, he held the following positions:

2001 - 1996	CEO and Founder of Shelron Internet Ltd, a web project oriented company and
2001 - 1997	Cofounder of Autonet Ltd.
1995 - 1996	Founder of a private company that built web sites
1993 - 1995	Salesman and Marketing manager of a computer hardware wholesaler
1990 – 1993	founder of a company that marketed educational technology systems.

He served on the boards of Internet in the US and Israel advises venture capital funds and investment companies on IT and Internet related investments and marketing.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Meetings and Committees of the Board of Directors

Our Board of Directors conducts its business through meetings of the Board and through activities of its committees. During the fiscal year ended December 31, 2002, the Board of Directors held 20 regular meetings.  No director attended fewer than 100% of the total meetings of the Board either in person or via teleconference during 2002. The Board does not have an audit, option or nominating committee.

Limitations of Liability and Indemnification of Directors and Officers

Our bylaws limit the liability of directors and officers to the maximum extent permitted by Nevada law. We will indemnify any person who was or is a party, or is threatened to be made a party to, an action, suit or proceeding, whether civil, criminal, administrative or investigative, if that person is or was a director, officer, employee or agent of ours or serves or served any other enterprise at our request.

We have been advised that it is the position of the commission that insofar as the indemnification provisions referenced above may be invoked to disclaim liability for damages arising under the Securities Act, these provisions are against public policy as expressed in the Securities Act and are, therefore, unenforceable.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company's executive officers, directors and persons who beneficially own more than 10% of a registered class of the Company's equity securities to file with the Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Such persons are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they filed. Based solely upon a review of (i) Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16a-3(e), promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), during the Company's fiscal year ended December 31, 2002, and (ii) Forms 5 and amendments thereto and/or written representations furnished to us by any director, officer or ten percent security holder of the Company (collectively "Reporting Persons") stating that he or she was not required to file a Form 5 during the Company's fiscal year ended December 31, 2002, it has been determined all officers, directors and persons who beneficially own more than 10% of a registered class of the Company’s equity securities have met their reporting obligations set forth in Section 16(a) of the Exchange Act.

ITEM 10. EXECUTIVE COMPENSATION.

The Summary Compensation Table below sets forth compensation paid by the Company for the fiscal year ended December 31, 2001 and 2002 for services in all capacities for its Chairman.

No other principal executive officer received a total annual salary and bonus which exceeded $100,000.

SUMMARY COMPENSATION TABLE

Name and Principal	Year	Annual	Other Annual	Awards Options
Position		Compensation	Compensation
Eliron Yaron,	2001	$ 1,000	--	--
Chairman and Director	2002	$91,230	--	--

We have an employment agreement with Mr. Yaron dated April 2002 that provides for a weekly salary of $3,000. It expires on April 2005 and may be terminated with 170 days notice.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 31, 2003, certain information as to the stock ownership of each person known by the Company to own beneficially 5% or more of the Company's outstanding Common Stock, by each director and officer of the Company who owns shares of Common Stock or Series A Preferred Stock, and by all officers and directors as a group. This table includes the shares of Series A Preferred Stock, which have the right in the aggregate to cast 52% of the total votes which may be cast by the holders of all the outstanding (i) shares of Common Stock and (ii) Series A Preferred Stock.

Name and Address of Beneficial Owner (1) ----------------------------	Number of Shares of Common Stock Owned(2) --------	Number of Shares of Series A Preferred Owned ----------	Percentage of Voting Rights -------------
Eliron Yaron(3)	7,925,000	1,000,000	85%
Hull services, Inc. (2)	7,925,000	1,000,000	85%
All officers and directors as a group (1 person) (2)	7,925,000	1,000,000	85%

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K.

(a) Exhibits

Exhibit Number -----------------------	Description ------------------
* 3.1	Certificate of Incorporation of the Company
* 3.2	Bylaws of the Company
** 4.1	Certificate of Designation of the Company
** 10.1	Stock Purchase Agreement
** 10.2	Debentures dated October 31, 2001
*** 16.1	Letter on Change in Certifying Accountant

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

Item 14. Controls and Procedures

As of a date (the "Evaluation Date") within the 90-day period prior to the filing of this report, we carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined by Rule 15d-14(c) of the Securities Exchange Act of 1934) under the supervision and with the participation of our chief executive officer and chief financial officer. Based on and as of the date of such evaluation, the aforementioned officer has concluded that our disclosure controls and procedures were effective.

We also maintain a system of internal accounting controls that is designed to provide assurance that our assets are safeguarded and that transactions are executed in accordance with management's authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness. Since the Evaluation Date, there have been no significant changes to this system of internal controls or in other factors that could significantly affect those controls.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHELRON GROUP, INC.

Dated: May 22, 2003                                                                                       By: /s/ Eliron Yaron

                                                                                                                                  ----------------------
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

Signature	Capacity	Date
/s/ Eliron Yaron ------------------ Eliron Yaron	President and Director	May 22, 2003

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

PURSUANT TO SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Eliron Yaron, President, Chief Executive and Financial Officer and Secretary, Shelron Group Inc. certify that:

1.

I have reviewed this annual report on Form 10-KSB of Shelron Group Inc..;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the periodic reports are being prepared;

b)

evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)

presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6.

The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/
Date: May 22, 2003

By:/s/ Eliron Yaron
      ---------------------
        Eliron Yaron,
       Chief Executive
       and Financial
       Officer