Form 10QSB
period 2003-03-31
SHELRON GROUP INC
filed 2003-06-10
CIK 1125903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10 QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE

ACT OF 1934.

For the period ended March 31, 2003

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

EXCHANGE ACT OF 1934.

For the transition period from __________ to ____________

Commission File Number: 0-31739

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

$.001 par value

SHELRON GROUP, INC.

INDEX

Page

Part I.  Financial Information

Item 1.  Financial Statements:

Consolidated Balance Sheet March 31, 2003 and

December 31, 2002

2

Consolidated Statements of Operations for the three

months ended March 31, 2003 and 2002

3

Consolidated Statements of Cash Flows for the three

months ended March 31, 2003 and 2002

4

Notes to Consolidated Financial Statements

5-6

Item 2.  Management's Discussion and Analysis or Plan

7

         of Operation

Item 3.  Controls and Procedures

Part II.  Other Information

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signatures

Certification

SHELRON GROUP INC.

Formerly TTTTickets Holding Corp.

CONSOLIDATED BALANCE SHEET

(a development stage company)

ASSETS

March 31, 2003

December 31, 2002

  (unaudited)

      (audited)

CURRENT ASSETS:

Cash

$             218

$           7,196

--------------

--------------

Total Current Assets

218

7,196

Property and Equipment, net of accumulated depreciation

 of $16,597 and $12,766, respectively

29,380

33,211

Deferred Finance Costs

4,250

6,125

Deferred tax asset, net of valuation allowance of

  $388,000 and $345,000, respectively

--------------

-------------

Total Assets

$        33,848

$       46,532

========

=======

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:

Accounts payable and accrued expenses

$      267,321

$       232,400

Due to stockholder

141,430

100,430

Stock subscriptions payable

6,000

6,000

Notes payable

35,000

30,000

Debentures payable

406,478

381,225

-------------

-------------

Total current liabilities

856,229

750,055

-------------

-------------

STOCKHOLDERS’ DEFICIENCY:

Series A preferred stock $.001 par value,

Shares authorized 10,000,000 shares

1,000

1,000

Issued and outstanding 1,000,000 shares

Common stock, par value $.001 per share

Authorized shares – 500,000,000 shares;

Issued 92,646,296 and 79,546,296 shares, respectively

Outstanding 83,646,296 and 70,546,296 shares, respectively

83,646

70,546

Additional paid in capital

690,634

671,134

Deficit accumulated during the development stage

(1,597,661)

(1,446,203)

--------------

--------------

Total Stockholders’ Deficiency

(822,381)

(703,523)

--------------

-------------

Total Liabilities and Stockholders’ Deficiency

$        33,848

$       46,532

========

=======

See notes to consolidated financial statements

SHELRON GROUP INC.

Formerly TTTTickets Holding Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS

(a development stage company)

(Unaudited)

Three Months Ended March 31,

For the period from

----------------------------------------

August 21, 2001

2003

    2002

(date of inception)

Through March 31, 2003

-----------------------------------------                      ---------------------------------

REVENUE

$         --

$      4,288

$        4,688

-----------

------------

------------

Consulting Fees

66,849

181,500

600,909

Salaries

39,000

  --

219,500

Professional Fees

185

10,565

186,833

Other

1,815

502

34,578

Rent

3,000

3,000

19,000

Depreciation

3,831

--

16,597

Amortization of deferred finance costs

1,875

1,850

10,750

Interest Expense

34,903

52,149

512,922

Bad debt expense

--

--

1,260

-------------

-------------

-------------

Total Expenses

151,458

249,566

1,602,349

-------------

-------------

-------------

Net Loss

$    (151,458)

$    (245,278)

$ (1,597,661)

========

========

=========

Net Loss Per Share  - Basic and Diluted

 $       (.00)        $          (.02)

                                                                              $     (.05)

=========

=========

=========

Weighted Average Number of Shares Outstanding -

 Basic and Diluted

73,311,856

15,952,493

31,184,488

        =========

         =========                            =========

See notes to consolidated financial statements

SHELRON GROUP INC.

Formerly TTTTickets Holding Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(a development stage company)

(Unaudited)

Three Months Ended March 31,          For the period from

                                                                   August 21, 2001

------------------------------------------

(date of inception)

2003

2002

Through March 31, 2003

------------------------------------------

--------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss

$   (151,458)

$    (245,278)

$  (1,597,661)

Adjustments to reconcile net loss to

 net cash used in operating activities:

Amortization of original issue discount and beneficial

  conversion feature

25,253

42,000

453,412

Amortization of deferred finance costs

1,875

1,850

10,750

Depreciation

3,831

      --

16,597

Noncash consulting fees

32,600

181,500

216,660

Consulting fees financed through

   notes payable

5,000

--

35,000

Changes in assets and liabilities:

Increase in accounts receivable

          --

(4,288)

--

Increase in prepaid expenses

--

(7,500)

--

Increase in accounts payable & accrued expenses

34,921

23,520

229,007

Increase  in due to stockholder

41,000

--

141,430

------------

-------------

-------------

Net cash used in operating activities

$   (8,978)

(8,196)

(494,805)

------------

-------------

------------

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment

--

--

(5,477)

Due from stockholder

                                                            --

90

--

------------

------------

-----------

Net cash provided by (used in) investing activities

--

90

(5,477)

------------

------------

-----------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock

--

--

37,000

Proceeds from issuance of debentures

--

7,500

472,500

Increase in stock subscriptions payable

--

3,000

6,000

Payment of deferred finance fees

--

--

(15,000)

------------

-----------

------------

Net cash provided by financing activities

--

10,500

500,500

------------

-----------

------------

INCREASE (DECREASE) IN CASH

(6,978)

2,394

218

CASH – BEGINNING OF PERIOD

7,196

512

--

-----------

------------

-------------

CASH – END OF PERIOD

$        218

$        2,906

$             218

=======

=======

========

See notes to consolidated financial statements

SUPPLEMENTAL SCHEDULE OF NON CASH FINANCING ACTIVITIES:

Consulting fees financed through notes payable

$    5,000

--

$    35,000

Consulting fees paid in exchange for series A preferred stock issuance

--

--

$      1,000

Conversion of debentures and related interest to common stock

--

$55,000

$    62,346

Consulting fees exchanged for shares of common stock

$ 32,600

$ 181,500

$  215,660

Purchase of property and equipment

--

--

$    40,500

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. GENERAL

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions for Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2003. The accompanying consolidated financial statements should be read in conjunction with the Company's annual report on Form 10-KSB for the year ended December 31, 2002 filed with the Securities and Exchange Commission in May 2003.

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period.  Diluted earnings per share gives effect to dilutive options, warrants and other potential common stock outstanding during the period. Potential common stock has not been included in the computation of diluted loss per share as the effect would be antidilutive.

2. GOING CONCERN

The accompanying financial statements have been prepared on a going-concern basis, which presumes that the Company will be able to continue to meet its obligations and realize its assets in the normal course of business. As shown in the accompanying financial statements, the Company has a history of losses with an accumulated deficit of $1,597,661. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required. The outcome of these uncertainties cannot be assured.

3. COMMON STOCK

Issuance of Unrestricted Securities

In March 2003, the Company issued 13,100,000 shares to consultants for services rendered.

4. SUBSEQUENT EVENTS

On May 9, 2003, the holders of the Debentures converted $30,408 of their debentures into 23,300,409 shares of common stock.

ITEM 2 MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Plan of Operations

Through March 31, 2003, we had generated limited revenues and will not generate any meaningful revenue until we fully develop our products and expand our marketing offerings. During the years ended December 31, 2001 and 2002 we incurred a net loss of $754,941 and $691,262 respectively. During the quarter ended March 31, 2003, we incurred a net loss of  $151,458.  We are subject to all of the risks, expenses, delays, problems and difficulties frequently encountered in the establishment of a new business. Our independent auditors have included an explanatory paragraph in their report on our financial statements for the year ended December 31, 2002 stating that the financial statements have been prepared assuming we will continue as a going concern and that our losses from operations, stockholders' deficiency and working capital deficiency raise substantial doubt about our ability to continue as a going concern.

General and Administrative Expenses

For the three months ended March 31, 2003, general and administrative expenses were $151,458 as compared to $249,566 for the three months ended March 31, 2002. Management attributes the decrease in general and administrative expenses primarily to reorganization and reduction of staff.   There was an increase in salaries which is due to the officer who started on payroll in July 2002.  There was a decrease in consulting fees for the three months ended March 31, 2003 due to a significant amount of investor relations which took place during the three months ended March 31, 2002.  The company no longer has such large expenses at this time.

Liquidity and Capital Resources

As of March 31, 2003, we had a cash balance of $218.  In November 2001, we received subscriptions from three investors to purchase 8% Senior Subordinated Convertible Redeemable Debentures (“the Debentures”) of the company in the aggregate principal amount of $1,000,000, of which approximately $450,000, net of discount, was paid as of the such date and the balance may be paid to the company provided, among other things, there has been full conversion or repayment of the initial $500,000 aggregate principal amount of the Debentures.  In March 2002, the Company received an additional subscription to purchase debentures in the principal amount of $25,000, of which $22,500, net of discount, was paid as of such date. The Debentures are due and payable on October 24, 2003.

The Company anticipates a significant increase in capital expenditures subject to obtaining additional financing, of which there can be no assurance. The Company's capital requirements depend on numerous factors, including market acceptance of the Company's products and services, ability to obtain additional financing, technological developments, capital expenditures and other factors. The Company had a working capital deficit as of March 31, 2003 and has an immediate need for additional financing to continue operations. If the Company does not immediately receive additional financing, the Company will be required to cease operations. If the Company obtains additional financing, of which there can be no assurance, the Company may sell equity securities. The sale of additional equity or convertible debentures could result in additional dilution to the stockholders. The outcome of these uncertainties cannot be assured.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This report may include forward-looking statements. The Company has based these forward-looking statements on its current expectations and projections about future events. Forward-looking statements can be identified in this report based upon the usage of such words or phrases as "anticipate," "believe," "estimate," "expect," "intend," "may be," "objective," "plan," "predict," "project" and "will be" and similar words or phrases, or the negative thereof. These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Although the Company believes the expectations reflected in its forward-looking statements are based upon reasonable assumptions, it can give no assurance that it will attain these expectations or that any deviations will not be material. Except as otherwise required by the federal securities laws, the Company disclaims any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this report to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Item 3. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer is responsible for establishing and maintaining disclosure controls and procedures for us. Such officer has concluded (based upon his evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this report is accumulated and communicated to management, including our principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

The Certifying Officer also has indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of his evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

Part II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDING

None.

ITEM 2. CHANGES IN SECURITIES

Issuance of Unrestricted Securities

In March 2003, the company filed an S-8 to register 13,000,000 shares issued to two consultants for services.

In addition, 100,000 shares were issued to a consultant for services in March 2003.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5. OTHER INFORMATION

Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits 99.1 Certification of Chief Executive and Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature /s/ Eliron Yaron ------------------ Eliron Yaron	Capacity President and Director	Date May 22, 2003

CERTIFICATION

Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

I, Eliron Yaron, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Shelron Group, Inc..

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I (herein the "Certifying Officer") am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

a) designed such internal controls to ensure that material information relating to the registrant, including its consolidated subsidiaries (collectively the "Company"), is made known to the Certifying Officer by others within the Company, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's internal controls as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report the conclusions of the Certifying Officer about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's Certifying Officer has disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

a all significant deficiencies (if any) in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's Certifying Officer has indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May ____, 2003

By:/s/ Eliron Yaron ------------- President and Director

Exhibit 99.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Shelron Group, Inc.. (the Company") on Form 10-QSB for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Eliron Yaron, Chief Executive and Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: May 22, 2003

By:/s/ Eliron Yaron ------------- Eliron Yaron, Chief Executive and Financial Officer