Form 10KSB/A
period 2002-12-31
SHELRON GROUP INC
filed 2003-06-18
CIK 1125903

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB/A

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

	High -------	Low -------
Calendar Year 2001
First Quarter	$--	--
Second Quarter	$--	--
Third Quarter	$0.21	$0.19
Fourth Quarter	$0.25	$0.25

Calendar Year 2002
First Quarter	$0.45	$0.012
Second Quarter	$0.014	$0.002
Third Quarter	$0.0075	$0.0008
Fourth Quarter	$0.011	$0.0008

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

Sale of Unregistered Securities

In February  2002 the Company issued:

  750,000 common shares to VPM Finance for Investor relations

  750,000 common shares to Baddiel Shoshan for Investor relations

  750,000 common shares to Edan Machluf for Investor relations

Sale of Unregistered Securities

In March 2002 the Company issueed:

  4,000,000  common shares to VPM Finance for Investor relations

  1,000,000  common shares to Elkateb David  for Investor relations

  1,000,000  common shares to Baddiel Shoshan   for Investor relations

  750,000  common shares to Edan Machluf   for Investor relations

  1,737,722   common shares to Rim CG for conversion of debentures

  1,475,871 common shares to Rim CG for conversion of debentures

  2,823,709 common shares for Rim CG for conversion of debentures

In April 2002 the Company issued:

  2,000,000 common shares to Rim CG for consulting

In May 2002 the Company issued:

   400,000 common shares Baddiel Shoshan   for Investor Relations
  1 895,708 common shares to Rim Capital for conversion of debentures

In December 2002 the Company issued for $20,000 in cash:

2,500,000   restricted common  shares  to Josef Greco

5,000,000    restricted common  shares  to Frank Santo Jr.

15,500,000    restricted common  shares  to Ming Young

The company has a subscription for an additional 10,000,000 common shares to be issued to Josef Greco, Frank Santo, Ming Yeong

In December 2002 the company also issued for $23,000 in cash:

13,546,296      restricted common  shares  to Carlthon,

2,000,000 restricted common  shares  to Peter Chen

1,000,000  restricted common shares to Danny Chen.  These shares were issued pursuant to section 4(2) of the Securities Act of 1933, as amended.

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

As of December 31, 2002, we had a cash balance of $7,196. As of December 31, 2001, we had a cash balance of approximately $512. In November 2001, we received subscriptions from three investors to purchase 8% Senior Subordinated Convertible Redeemable Debentures (the "Debentures") of the Company in the aggregate principal amount of $1,000,000, of which approximately $450,000, net of discount was paid as of such date and the balance may be paid to the Company provided, among other things, there has been full conversion or repayment of the initial $500,000 aggregate principal amount of the Debentures. In March 2002, we received an additional subscription to purchase debentures in the principal amount of $25,000, of which $22,500, net of discount was paid as of such date. The Debentures are due and payable on October 24, 2003. Based on such proceeds and other cash resources, we believe we have maintained our operations to date as currently conducted but such proceeds and other resources will not be sufficient to satisfy our cash requirements for the next twelve (12) months. Therefore, we will be required to raise additional funds in the very near future. During the next few months, we will consider raising additional funds through equity or debt offerings. If successful in raising funds, we will endeavor to expand the marketing and product service offerings of Shelbase EAI and/or develop or acquire additional business operations. We do not anticipate performing significant product research and development or purchasing plant or significant equipment during the next twelve months.

ITEM 7. FINANCIAL STATEMENTS

SHELRON GROUP INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

INDEPENDENT AUDITOR'S REPORT	F-2
CONSOLIDATED FINANCIAL STATEMENTS:
Balance Sheet	F-3
Statement of Operations	F-4
Statement of Stockholders' Deficiency	F-5 - F-6
Statement of Cash Flows	F-7
Notes to Consolidated Financial Statements	F-8 - F13

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Shareholders of Shelron Group Inc.

We have audited the accompanying consolidated balance sheets of Shelron Group Inc. and Subsidiaries (f/k/a TTTTickets Holding Corp. and Subsidiaries) (a development stage company) as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' deficiency, and cash flows for the year ended December 31, 2002 and for the periods from August 21, 2001 (date of inception) through December 31, 2001; and August 21, 2001 (date of inception) through December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Shelron Group Inc. and Subsidiaries (f/k/a TTTTickets Holding Corp. and Subsidiaries) as of December 31, 2002 and 2001 and the results of their operations and their cash flows for the year ended December 31, 2002 and for the periods from August 21, 2001 (date of inception) through December 31, 2001, and August 21, 2001 (date of inception) through December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

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

GOLDSTEIN GOLUB KESSLER LL P

New York, New York

May 19, 2003

SHELRON GROUP INC. AND SUBSIDIARIES
(f/k/a TTTTICKETS Holding Corp. and Subsidiaries)
	(a development stage company)

	CONSOLIDATED BALANCE SHEET

December 31,	2002	2001

ASSETS

Current Assets:
Cash	$7,196	$512
Due from stockholder		4,000
Total current assets	7,196	4,512

Property and Equipment, net of accumulated depreciation of $12,766	33,211

Deferred Finance Costs	6,125	13,600

Deferred Tax Asset - net of valuation allowance of $345,000 and $169,000, respectively
Total Assets	$46,532	$18,112

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Accrued expenses	$316,830	$33,083
Due to stockholder	16,000
Stock Subscriptions payable	6,000
Note payable	30,000	30,000
Debentures payable	381,225	260,250
Total liabilities	750,055	323,333

Commitments

Stockholders' Deficiency:
Series A Preferred Stock - $.001 par value, authorized 10,000,000 shares,
issued and outstanding 1,000,000 shares	1,000	1,000
Common stock - $.001 per share par value; authorized 500,000,000 shares, issued 79,546,296 and 20,666,990 shares, respectively and
outstanding 70,546,296 and 11,666,990 shares, respectively	70,546	11,667
Additional paid-in capital	671,134	437,053
Deficit accumulated during the development stage	(1,446,203)	(754,941)
Stockholders' deficiency	(703,523)	(305,221)
Total Liabilities and Stockholders' Deficiency	$46,532	$18,112

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

SHELRON GROUP INC. AND SUBSIDIARIES

(f/k/a TTTTICKETS Holding Corp. and Subsidiaries)

(a development stage company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY

	Preferred Stock		Common Stock		Additional
	Number of		Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency

Stockholders' equity of TTTTickets
Holding Corp. on date of merger			10,066,990	$10,067	$10,729	$(20,796)	-

Adjustment upon merger with
B-Park Communications, Inc.					(20,796)	20,796	-

Beneficial conversion feature in connection with issuance					214,285		$214,285
of Debentures

Conversion of Debentures to common stock			1,600,000	1,600	(1,440)		160

Shares place in escrow as security for
Debentures			9,000,000

Issuance of Series A Preferred Stock	1,000,000	$1,000					1,000

Beneficial conversion on conversion of
Debentures to common stock					234,275		234,275

Net loss						(754,941)	(754,941)

Balance at December 31, 2001	1,000,000	1,000	20,666,990	11,667	437,053	(754,941)	(305,221)

(continued)

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

	SHELRON GROUP INC. AND SUBSIDIARIES
	(f/k/a TTTTICKETS Holding Corp. and Subsidiaries)
		(a development stage company)

	CONSOLIDATED STATEMENT OF CASH FLOWS

		Period from	Period from
		August 21, 2001	August 21, 2001
	Year ended	(inception) to	(inception) to
	December 31,	December 31,	December 31,
	2002	2001	2002

Cash flows from operating activities:
Net loss	$(691,262)	$(754,941)	$(1,446,203)
Adjustments to reconcile net loss to net cash used in
operating activities:
Consulting fees financed through note payable		30,000	30,000
Noncash consulting fee	183,060	1,000	184,060
Amortization of original issue discount
and beneficial conversion feature	169,189	258,970	428,159
Amortization of deferred finance costs	7,475	1,400	8,875
Depreciation	12,766		12,766
Changes in operating assets and liabilities:
Increase in due to stockholder	16,000		16,000
Increase in accrued expenses	245,433	33,083	278,516
Net cash used in operating activities	(57,339)	(430,488)	(487,827)

Cash flows from investing activities:
Purchase of property and equipment	(5,477)		(5,477)
Increase (decrease) in due from stockholder	4,000	(4,000)
Net cash used in investing activities	(1,477)	(4,000)	(5,477)

Cash flows from financing activities:
Proceeds from issuance of debentures	22,500	450,000	472,500
Proceeds from issuance of common stock	37,000		37,000
Increase in stock subscription payable	6,000		6,000
Payment of deferred finance fees		(15,000)	(15,000)
Net cash provided by financing activities	65,500	435,000	500,500

Net increase in cash	6,684	512	7,196

Cash at beginning of period	512
Cash at end of period	$7,196	$512	$7,196

Supplemental schedule of non-cash investing and financing activities:
Consulting fees financed through note payable		$30,000	$30,000
Consulting fee paid in exchange for Series A
Preferred Stock issuance		$1,000	$1,000
Conversion of debentures and related interest to common stock	$62,186	$160	$62,346
Consulting fees exchanged for shares of common stock	$183,060		$183,060
Purchase of property and equipment	$40,500		$40,500

The accompanying notes and independent auditor's report

should be read in conjunction with the financial statements

SHELRON GROUP INC. AND SUBSIDIARIES

(f/k/a TTTTICKETS HOLDING CORP. AND SUBSIDIARIES

           (a development stage company) NOTES TO CONSOLIDATED  FINANCIAL STATEMENTS

December 31, 2002

1. BUSINESS ORGANIZATION, PRINCIPAL BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

On November 9, 2001, B-Park, pursuant to a Stock Purchase Agreement, acquired 9,000,000 shares of common stock of TTTTickets from the controlling shareholder for $20,000 which is included in other operating expenses for the period ended December 31, 2001 on the accompanying consolidated statement of operations. TTTTickets formed a wholly-owned subsidiary, TTTTickets Acquisition Corp., a Delaware corporation ("Acquisition Corp."). Subsequently, pursuant to an Agreement of Merger dated November 9, 2001 (the "Merger Agreement"), B-Park was merged into Acquisition Corp. and Acquisition Corp. became the surviving corporation. The transaction was effected by the stockholders of B-Park exchanging all of the outstanding shares of B-Park for 9,000,000 shares of common stock of TTTTickets. Simultaneously with the closing of the Merger Agreement, the sole director of TTTTickets resigned and the director of B-Park was appointed the sole member of the board of directors of  TTTTickets. The Stock Purchase agreement and subsequent Merger Agreement effected a change in control. Since TTTTickets was essentially a shell corporation and since the shareholder of B-Park became a controlling shareholder and the sole director (the "Director"), these transactions were accounted for as a capital transaction accompanied by a recapitalization.  The accounting was similar to a "reverse acquisition," except that no goodwill was recorded, with B-Park being  the accounting acquiror for financial statement purposes. Accordingly, the financial statements include the historical results of operations of B-Park for the period from its inception to December 31, 2001, and for TTTTickets subsequent to the November 9, 2001 transaction date.

In September 2002, TTTTickets changed its name to Shelron Group Inc. ("Shelron"). The Company changed its name due to the fact that it no longer operated in the business of creating a secondary marketplace for individuals to buy and sell event tickets on the Internet, to which the Company's former name was strongly associated.

The accompanying consolidated financial statements include the accounts of Shelron and its wholly owned subsidiaries (the "Company"). All significant intercompany transactions have been eliminated. The Company is controlled by Hull Services, Inc. ("Hull"), a company owned by the Director (see Note 6).

The Company is a technology company developing enterprise application integration products which integrate independent business software applications to unify a variety of enterprise information and services. At December 31, 2002, substantially all of the Company's assets are located in Israel and substantially all of its operations are conducted in Israel.

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

Costs in the amount of $15,000 incurred in connection with obtaining the borrowings described in Note 5  have been deferred and are being amortized, over the term of the related borrowing, by the straight-line method. Accumulated amortization at December 31, 2002 and 2001 is approximately $8,875 and $1,400, respectively. The balance will be be amortized during the year ending December 31, 2003.

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

Property and equipment, at cost, at December 31, 2002 consists of:

Property and equipment of $40,500 was acquired from Hull.  This amount is due in July 2003. At December 31, 2002, this amount is included in the accrued expenses in the accompanying consolidated balance sheet.

Accrued expenses consist of the following:

2. PROPERTY AND EQUIPMENT:
3. ACCRUED EXPENSES:

SHELRON GROUP INC. AND SUBSIDIARIES

(f/k/a TTTTICKETS HOLDING CORP. AND SUBSIDIARIES

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2002

4. NOTE PAYABLE: 5. DEBENTURE PAYABLE:

The note payable is due to Halter Financial Group, Inc. ("Halter"), a stockholder of the Company, and was due May 9, 2002. Interest accrued at a rate of 6-1/2% per annum through the due date of the note.  Interest currently accrues at a rate of 18% from the date of default of payment. Interest is due upon the payment of the principal balance.

Due to the short-term nature of the note payable and borrowing rates currently available to the company, the fair value of the note is not materially different from its carrying value, and borrowing rates currently available ti the company.

Included in consulting fees on the accompanying consolidated statement of operations is $350,000 relating to Halter for the period from August 21, 2001 (date of inception) to December 31, 2001.

On October 24, 2001, B-Park issued Series A Senior Subordinated Convertible Redeemable Debentures (the "Debentures") to RCG, LLC, RIM CG, LLC and RIM Capital Holdings LLC (together, the "holders") in the aggregate face amount of $500,000 at 90% of their face amount, or $450,000 in cash. These Debentures were assigned to Shelron Group Inc. upon the merger described in Note 1. The debentures are due on October 24, 2003 and bear interest at a rate of 8% per annum. Each holder of the Debentures is entitled, at any time, to convert all or any amount over $5,000 of the principal face amount of the Debentures then outstanding to common stock of the Company at a conversion price for each share equal to 70% of the lowest closing bid price of the common stock as reported on the exchange over which the Company reports. The beneficial conversion feature of this issuance, amounting to $214,285, has been recorded as a discount on the Debentures, with a corresponding increase to additional paid-in capital. This discount, as well as the $50,000 discount upon issuance, is being amortized to interest expense over the term of the debt.

At any time after 90 days after the initial issuance of the Debentures, the Company has the option redeem the Debentures prior to maturity at 130% of the principal amount, in full, to the extent that the Debentures have not been converted.

Under a Stock Pledge and Security Agreement, the Debenture holders have been issued 9,000,000 of shares of the Company, which are being held in escrow as security for the Debenture (the "Security Shares"). The Security Shares are presented as issued but not outstanding at December 31, 2002 and 2001, and have not been included in weighted shares outstanding for the computation of net loss per common share. In addition, the Company has placed into escrow 9,000,000 shares of its common stock owned by certain stockholders, including the principal stockholder of the Company (the "Insider Shares") and the 1,000,000 shares of Series A Preferred Stock described in Note 6 below.

On March 12, 2002, the Company issued an additional debenture in the aggregate face amount of $25, 000 at 90% of its face amount, or $22,500 in cash. The beneficial conversion feature of this issuance, amounting to $10,714, has been recorded as a discount on the debenture with a corresponding increase to additional paid-in capital. This discount, as well as the $2,500 discount upon issuance, is being amortized to interest expense over the term of the debt.

SHELRON GROUP INC. AND SUBSIDIARIES

(f/k/a TTTTICKETS HOLDING CORP. AND SUBSIDIARIES

     (a development stage company)

 NOTES TO FINANCIAL STATEMENTS

December 31, 2002

6. PREFERRED STOCK: 7. COMMON STOCK 8. COMMITTMENT:

As of December 31, 2002 and 2001, the holders of the Debentures had converted $62,186 and $160 of the Debentures interest into 7,933,010 and 1,600,000 common shares, respectively. This resulted in an additional beneficial conversion of  $235,715 which was charged to interest expense during the period ended  December 31, 2001.

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

On December 19, 2002 the Company issued 16,546,296 shares of common stock to investors at $.0,014 per share.

On December 19, 2002, the Company issued 23,000,000 shares of common stock to investors at $.0006 per share.

The Company leases office space under a noncancelable operating lease expiring in October 2003. Rent expense under this lease amounted to $12,000 and

SHELRON GROUP INC. AND SUBSIDIARIES

(f/k/a TTTTICKETS HOLDING CORP. AND SUBSIDIARIES

     (a development stage company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2002

9. INCOME TAXES: 10. SUBSEQUENT EVENTS:	$4,000 for the year ended December 31, 2002 and for the period August 21, 2001 (date of inception) through December 31, 2001, respectively. The Company's commitment under the lease for the year ending December 31, 2003 is $10,000. The rent has been paid by the Director. At December 31, 2002, the aggregate amount of $16,000 is included in due to stockholder in the accompanying consolidated balance sheet.

The provision for income taxes for the year ended December 31, 2002 and for the period August 21, 2001 (date of inception) through December 31, 2001 differs from the amount computed using the federal statutory rate of 34% as a result of the following:

The Company has a net operating loss carryforward of approximately $1,039,000            available to offset future taxable income through 2022. The Company expects to file consolidated income tax returns.

On March 13, 2003, the Company issued 16,000,000 shares of common stock to a consultant in connection with a technical and marketing consulting agreement.

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