Form 10QSB
period 2003-06-30
SHELRON GROUP INC
filed 2003-09-17
CIK 1125903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10 QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE

ACT OF 1934.

For the period ended June 30, 2003

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

$.001 par value

SHELRON GROUP, INC.

INDEX

Part I.  Financial Information                                                                              Page

Item 1.  Financial Statements:

Consolidated Balance Sheet June 30, 2003                                                            2

Consolidated Statements of Operations for the six and

 three months ended June 30, 2003 and 2002                                                         3

Consolidated Statements of Cash Flows for the six

months ended June 30, 2003 and 2002                                                                   4

Notes to Consolidated Financial Statements                                                           5

Item 2.  Management's Discussion and Analysis or Plan                                       5-6

         of Operation

Item 3.  Controls and Procedures

Part II.  Other Information

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signatures

Certifications

SHELRON GROUP INC.

Formerly TTTTickets Holding Corp.

CONSOLIDATED BALANCE SHEET

(a development stage company)

ASSETS

June 30, 2003

December 31, 2002

  (unaudited)

      (audited)

CURRENT ASSETS:

Cash

$             1,803

$           7,196

--------------

--------------

Total Current Assets

1,803

7,196

Property and Equipment, net of accumulated depreciation of $20,428 and $12,766

25,549

33,211

Deferred Finance Costs

2,375

6,125

Deferred tax asset, net of valuation allowance of

  $427,000 and $345,000, respectively

--------------

-------------

Total Assets

$        29,727

$       46,532

========

=======

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

Accounts payable and accrued expenses

$     304,228

$       232,400

Due to stockholder

180,430

100,430

Subscriptions payable

6,000

6,000

Notes payable

54,000

30,000

Debentures payable

360,617

381,225

-------------

-------------

Total liabilities

905,275

750,055

-------------

-------------

STOCKHOLDERS’ DEFICIENCY:

Series A preferred stock $.001 par value,

Shares authorized 10,000,000

1,000

1,000

Issued and outstanding 1,000,000

Common stock, par value $.001 per share

Authorized shares – 500,000,000 shares;

Issued 115,946,705 and 79,546,296 shares outstanding

115,946,705 and respectively 70,546,296 shares, respectively

115,946

70,546

Additional paid in capital

746,694

671,134

Deficit accumulated during the development stage

(1,739,188)

(1,446,203)

--------------

--------------

Total Stockholders’ Deficiency

(875,548)

(703,523)

--------------

-------------

Total Liabilities and Stockholders’ Deficiency

$        29,727

$       46,532

========

=======

See notes to consolidated financial statements

SHELRON GROUP INC.

Formerly TTTTickets Holding Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS

(a development stage company)

(Unaudited)

Six Months Ended June 30,

Three Months Ended June 30,

For the period from

August 21, 2001

                                                               2003

    2002

      2003

   2002

(date of inception)

Through June 30, 2003

REVENUE

$            --

$  4,288

$        --

$        --

$      4,688

-------------

-------------

-------------

---------------

---------------

Consulting Fees

81,098

183,060

14,249

1,560

615,158

Salaries

78,000

 14,860

39,000

14,860

258,500

Professional Fees

35,970

59,923

35,785

49,358

222,618

Other

5,885

4,310

4,070

3,808

38,648

Rent

6,000

6,000

3,000

3,000

22,000

Depreciation

7,662

456

3,831

456

20,428

Amortization of Deferred

    Finance Costs

3,750

3,725

1,875

1,875

12,625

Interest Expense

74,620

94,552

39,717

42,403

552,639

Bad Debt Expense

--

--

--

--

1,260

----------------

---------------

---------------

-------------

---------------

Total Expenses

292,985

366,886

141,527

117,320

1,743,876

---------------

----------------

---------------

--------------

--------------

Net Loss

$      (292,985)

$      (362,598)

$       (141,527)

$     (117,320)

$   (1,739,188)

=========

=========

=========

========

=========

Net Loss Per Share –

    Basic &Diluted                     $            (.00)        $            (.02)      $           (0.00)         $         (0.00)

   $            (0.04)

=========

=========

=========

========

=========

Weighted Average Number of

    Shares Outstanding –

    Basic and Diluted

101,817,079

23,067,556

87,821,664

30,072,293

40,698,282

=========

=========

=========

=========

=========

See notes to consolidated financial statements

SHELRON GROUP INC.

Formerly TTTTickets Holding Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(a development stage company)

(Unaudited)

For the period from

Six Months Ended June 30,

August 21, 2001

----------------------------------

(date of inception)

       2003

2002

Through June 30, 2003

-----------------------------------

-----------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss

$   (292,985)

$    (362,598)

$  (1,739,188)

------------

-------------

--------------

Adjustments to reconcile net loss to

 net cash used in operating activities:

Amortization of original issue discount

  and beneficial conversion feature

53,252

75,096

481,411

Amortization of deferred finance costs

3,750

3,725

12,625

Depreciation

7,662

456

20,428

Non-cash consulting fees

32,600

183,060

216,660

Consulting fees financed through notes payable

5,000

35,000

Changes in assets and liabilities:

Increase in accounts receivable

          --

(1,260)

--

Increase in prepaid expenses

--

--

Increase in accounts payable & accrued expenses

71,828                     76,300

265,914

Increase in due to stockholder

80,000

180,430

------------

-------------

--------------

Net cash used in operating activities

$   (38,893)

(25,221)

(526,720)

------------

-------------

-------------

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment

--

(5,477)

(5,477)

Due from stockholder

                                                            --

90

--

------------

------------

-----------

Net cash used in investing activities

--

(5,387)

(5,477)

------------

------------

------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock

--

37,000

Proceeds from issuance of debentures

14,500

7,500

487,000

Increase in stock subscriptions payable

--

23,000

6,000

Payment of deferred finance fees

--

--

(15,000)

Proceeds from notes payable

19,000

19,000

------------

-----------

-------------

Net cash provided by financing activities

33,500

30,500

534,000

------------

-----------

-------------

INCREASE (DECREASE) IN CASH

(5,393)

(108)

1,803

CASH – BEGINNING OF PERIOD

7,196

512

--

-----------

------------

-------------

CASH – END OF PERIOD

$        1,803

$        404

$        1,803

=======

=======

========

SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES

Consulting fees financed through notes payable

$    5,000

$    35,000

Consulting fees paid in exchange for series A preferred stock issuance

$         --

$      1,000

Conversion of debentures and related interest to common stock

$   88,360

$62,186

$  150,706

Consulting fees exchanged for shares of common stock

$   32,600

$183,060

$  215,660

Purchase of property and equipment

$        --

$    40,500

See notes to consolidated financial statements

NOTES TO FINANCIAL STATEMENTS

1. GENERAL

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions for Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Results of operations for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2003. The accompanying consolidated financial statements should be read in conjunction with the Company's annual report filed with the Securities and Exchange Commission in May 2003.

2. GOING CONCERN

The accompanying financial statements have been prepared on a going-concern basis, which presumes that the Company will be able to continue to meet its obligations and realize its assets in the normal course of business. As shown in the accompanying financial statements, the Company has a history of losses with an accumulated deficit of $1,739,188. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required. The outcome of these uncertainties cannot be assured.

3. COMMON STOCK

Issuance of Unrestricted Securities

In March 2003, the Company issued 13,100,000 shares to consultants for services rendered.

In May 2003, the holders of the Debentures converted $88,360 of their debentures into 32,300,409 shares of common stock which includes 9,000,000 shares previously held in an escrow account.

4. DEBENTURES PAYABLE

In May 2003 the Company issued debentures for an aggregate amount of $14,500 at face value for cash.

5. SUBSEQUENT EVENTS

In July and August 2003, the holders of the Debentures converted $81,779 of principal into 41,422,033 shares of common stock.

ITEM 2 MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Plan of operations

Through June 30, 2003, we had generated limited revenues and will not generate any meaningful revenue until we fully develop our products and expand our market offerings. During the years ended December 31, 2001 and 2002 we incurred a net loss of $754,941 and $691,262 respectively. During the six months ended June 30, 2003 we incurred a loss of $292,985. We are subject to all the risks, expenses, delays, problems and difficulties frequently encountered in the establishment of a new business. Our independent auditors have included an explanatory paragraph in their report on our financial statements for the year ended December 31, 2002 stating that the financial statements have been prepared assuming we will continue as a going concern and that our losses from operations, stockholders’ deficiency and working capital deficiency raise substantial doubt about our ability to continue as a going concern.

General and Administrative Expenses

For the six months ended June 30, 2003, general and administrative expenses were $292,985 as compared to $366,886 for the six months ended June 30, 2002. Management attributes the decrease in general and administrative expenses primarily to reorganization and reduction of staff.   There was an increase in salaries, which is due to the officer who started on payroll in July 2002.  There was a decrease in consulting fees for the six months ended June 30, 2003 due to a significant amount of investor relations, which took place during the three months ended March 31, 2002.  The company no longer has such large expenses at this time.

Liquidity and Capital Resources

As of June 30, 2003, we had a cash balance of $1,803.  In November 2001, we received subscriptions from three investors to purchase 8% Senior Subordinated Convertible Redeemable Debentures (“the Debentures”) of the company in the aggregate principal amount of $1,000,000, of which approximately $450,000, net of discount, was paid as of the such date and the balance may be paid to the company provided, among other things, there has been full conversion or repayment of the initial $500,000 aggregate principal amount of the Debentures.  In March 2002 and May 2003 the Company received additional subscriptions to purchase debentures in the principal amount of $25,000 and $14,500 of which $22,500, net of discount and $14,500, was paid as of such dates, respectively. The Debentures are due and payable on October 24, 2003.

The Company anticipates a significant increase in capital expenditures subject to obtaining additional financing, of which there can be no assurance. The Company's capital requirements depend on numerous factors, including market acceptance of the Company's products and services, ability to obtain additional financing, technological developments, capital expenditures and other factors. The Company had a working capital deficit as of June 30, 2003 and has an immediate need for additional financing to continue operations. If the Company does not immediately receive additional financing, the Company will be required to cease operations. If the Company obtains additional financing, of which there can be no assurance, the Company may sell equity securities. The sale of additional equity or convertible debentures could result in additional dilution to the stockholders. The outcome of these uncertainties cannot be assured.

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

Part II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDING

None.

ITEM 2. CHANGES IN SECURITIES

Issuance of Unrestricted Securities

In March 2003, the company filed an S-8 to register 13,000,000 shares issued to two consultants for services rendered. In addition, 100,000 shares were issued to a consultant for services in March 2003.

In May 2003, the holders of the Debentures converted $88,360 of their debentures into 32,300,409 shares of common stock.

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

Signature	Capacity	Date
/s/ Eliron Yaron ------------------ Eliron Yaron	President and Director	September 17, 2003

CERTIFICATION

Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

I, Eliron Yaron, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Shelron Group, Inc.

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

5. The registrant's Certifying Officer has disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

a all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's Certifying Officer has indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: September 17, 2003

By:/s/ Eliron Yaron ------------------------ Chief Executive and Financial Officer

Exhibit 99.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Shelron Group, Inc. (the Company") on Form 10-QSB for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Eliron Yaron, Chief Executive and Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: September 17, 2003

By: /s/ Eliron Yaron ------------------------ Eliron Yaron, Chief Executive and Financial Officer