Form 10QSB
period 2003-09-30
SHELRON GROUP INC
filed 2003-12-18
CIK 1125903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10 QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE

ACT OF 1934.

For the period ended September 30, 2003

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

$.001 par value

SHELRON GROUP, INC.

INDEX

Part I.  Financial Information                                                                              Page

Item 1.  Financial Statements:

Consolidated Balance Sheet September 30, 2003                                                            2

Consolidated Statements of Operations for the nine and

 three months ended September 30, 2003 and 2002                                                         3

Consolidated Statements of Cash Flows for the nine

months ended September 30, 2003 and 2002                                                                   4

Notes to Consolidated Financial Statements                                                                    5

Item 2.  Management's Discussion and Analysis or Plan                                                 5-6

         of Operation

Item 3.  Controls and Procedures

Part II.  Other Information

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signatures

Certifications

SHELRON GROUP INC.

Formerly TTTTickets Holding Corp.

CONSOLIDATED BALANCE SHEET

(a development stage company)

ASSETS

       September 30, 2003

December 31, 2002

  (unaudited)

      (audited)

CURRENT ASSETS:

Cash

$             8,207

$           7,196

--------------

--------------

Total Current Assets

8,207

7,196

Property and Equipment, net of accumulated depreciation of $24,259 and $12,766

21,718

33,211

Deferred Finance Costs

500

6,125

Deferred tax asset, net of valuation allowance of

  $578,000 and $345,000, respectively

--------------

-------------

Total Assets

$        30,425

$       46,532

========

=======

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

Accounts payable and accrued expenses

$     307,047

$       232,400

Due to stockholder

218,430

100,430

Subscriptions payable

6,000

6,000

Notes payable

61,500

30,000

Debentures payable

303,363

381,225

-------------

-------------

Total liabilities

896,340

750,055

-------------

-------------

STOCKHOLDERS’ DEFICIENCY:

Series A preferred stock $.001 par value,

Shares authorized 10,000,000

1,000

1,000

Issued and outstanding 1,000,000

Common stock, par value $.001 per share

Authorized shares – 500,000,000 shares;

Issued 172,527,664 and 79,546,296 shares respectively

Outstanding 172,527,664 and  70,546,296 shares respectively

172,528

70,546

Additional paid in capital

794,255

671,134

Deficit accumulated during the development stage

(1,833,698)

(1,446,203)

--------------

--------------

Total Stockholders’ Deficiency

(865,915)

(703,523)

--------------

-------------

Total Liabilities and Stockholders’ Deficiency

$        30,425

$       46,532

========

=======

See notes to consolidated financial statements

SHELRON GROUP INC.

Formerly TTTTickets Holding Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS

(a development stage company)

(Unaudited)

    Nine Months Ended September 30,      Three Months Ended September 30,

For the period from

August 21, 2001

                                                               2003

    2002

      2003

   2002

(date of inception)

     Through September 30, 2003

REVENUE

$            --

$  4,288

$        --

$        --

$      4,688

-------------

-------------

-------------

---------------

---------------

Consulting Fees

81,098

184,819

      --

1,759

615,158

Salaries

117,000

 50,360

39,000

35,500

297,500

Professional Fees

46,470

77,925

10,500

18,002

233,118

Other

20,562

4,814

14,677

  504

53,325

Rent

9,000

9,000

3,000

3,000

25,000

Depreciation

11,493

1,140

3,831

684

24,259

Amortization of Deferred

    Finance Costs

5,625

5,600

1,875

1,875

14,500

Interest Expense

86,089

150,451

11,469

55,899

564,108

Bad Debt Expense

--

--

--

--

1,260

----------------

---------------

---------------

-------------

---------------

Total Expenses

377,337

484,109

 84,352

117,223

1,828,228

---------------

----------------

---------------

--------------

--------------

Net Loss

$      (377,337)

$      (479,821)

$       (84,352)

$     (117,223)

$   (1,823,540)

=========

=========

=========

========

=========

Net Loss Per Share –

    Basic &Diluted                     $            (.00)        $            (.02)      $           (0.00)         $         (0.00)

   $            (0.03)

=========

=========

=========

========

=========

Weighted Average Number of

    Shares Outstanding –

    Basic and Diluted

126,036,980

25,681,321

144,237,185

31,000,000

68,959,307

=========

=========

=========

=========

=========

See notes to consolidated financial statements

SHELRON GROUP INC.

Formerly TTTTickets Holding Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(a development stage company)

(Unaudited)

For the period from

Nine Months Ended September 30,

August 21, 2001

----------------------------------

(date of inception)

       2003

2002

Through September 30, 2003

-----------------------------------

-----------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss

$   (377,337)

$    (479,821)

$  (1,823,540)

------------

-------------

--------------

Adjustments to reconcile net loss to

 net cash used in operating activities:

Amortization of original issue discount

                       and beneficial conversion feature                                                 59,983                 121,634                                488,142

                Amortization of  deferred finance costs                                                5,625                      5,600                                  14,500

Depreciation

11,493                     1,140

24,259

Non-cash consulting fees

32,600

183,060

216,660

Consulting fees financed through notes payable

5,000

--

35,000

Changes in assets and liabilities:

Increase in accounts receivable

                                                                                                                                                                                                               --

(1,260)

                                               --

                        Increase in accounts payable & accrued expenses                   74,647                  140,312                              353,163

                       Increase in due to stockholder                                                   118,000                        3,910                              134,000

------------

-------------

--------------

Net cash used in operating activities

$   (69,989)

$(25,425)

$   (557,816)

------------

-------------

--------------

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment

--

(5,477)

(5,477)

Due from stockholder

                                                            --

90

 --

------------

------------

------------

                Net cash used in investing activities

--

(5,387)

(5,477)

------------

------------

------------

CASH FLOWS FROM FINANCING ACTIVITIES:

                Proceeds from issuance of common stock                                            --                                                                     37,000

                 Proceeds from issuance of debentures                                                39,500                     7,500                                512,000

Increase in stock subscriptions payable

--

23,000

                                                                                                                                                                                                                6,000

Payment of deferred finance fees

--

--

(15,000)

Proceeds from notes payable

31,500

31,5000

------------

-----------

------------

Net cash provided by financing activities                                                      71,000                  30,500

571,500

                                                                                                             -------------                      ------------

------------

INCREASE (DECREASE) IN CASH

1,011

(312)

8,207

CASH – BEGINNING OF PERIOD

7,196

512

 --

-----------

------------

-------------

CASH – END OF PERIOD

$        8,207

$        200

$        8,207

=======

=======

=======

See notes to consolidated financial statements

SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES

Consulting fees financed through notes payable

$     5,000

--

$   35,000

Consulting fees paid in exchange for series A preferred stock issuance

$       --

--

$     1,000

Conversion of debentures and related interest to common stock

$181,597

$  62,186

$ 243,943

Consulting fees exchanged for shares of common stock

$  32,600

$183,060

$ 215,660

NOTES TO FINANCIAL STATEMENTS

1. GENERAL

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions for Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2003. The accompanying consolidated financial statements should be read in conjunction with the Company's annual report filed with the Securities and Exchange Commission in May 2003.

2. GOING CONCERN

The accompanying financial statements have been prepared on a going-concern basis, which presumes that the Company will be able to continue to meet its obligations and realize its assets in the normal course of business. As shown in the accompanying financial statements, the Company has a history of losses with an accumulated deficit of $1,823,539. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required. The outcome of these uncertainties cannot be assured.

3. COMMON STOCK

Issuance of Unrestricted Securities

In March 2003, the Company issued 13,100,000 shares to consultants for services rendered.

In May 2003, the holders of the Debentures converted $88,360 of their debentures into 32,300,409 shares of common stock which includes 9,000,000 shares previously held in an escrow account.

In July and August, the holders of the Debentures converted $93,237 of their debentures into 46,172,033 Shares of Common Stock.

In July 2003 the company issued 250,000 Shares of Common Stock as payment for services.

4. DEBENTURES PAYABLE

In May 2003 the Company issued debentures for an aggregate amount of $14,500 at face value for cash.

In August 2003, the company issued debentures for an aggregate amount of $25,000 at face value for cash.

In July and August 2003, the holders of the Debentures converted $82,254 of principal into 43,319,219 shares of common stock.

ITEM 2 MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Plan of operations

Through September 30, 2003, we had generated limited revenues and will not generate any meaningful revenue until we fully develop our products and expand our market offerings. During the years ended December 31, 2001 and 2002 we incurred a net loss of $754,941 and $691,262 respectively. During the nine months ended September 30, 2003 we incurred a loss of $377,337. We are subject to all the risks, expenses, delays, problems and difficulties frequently encountered in the establishment of a new business. Our independent auditors have included an explanatory paragraph in their report on our financial statements for the year ended December 31, 2002 stating that the financial statements have been prepared assuming we will continue as a going concern and that our losses from operations, stockholders’ deficiency and working capital deficiency raise substantial doubt about our ability to continue as a going concern.

General and Administrative Expenses

For the nine months ended September 30, 2003, general and administrative expenses were $377,337 as compared to $484,109 for the nine months ended September 30, 2002. Management attributes the decrease in general and administrative expenses primarily to reorganization and reduction of staff.   There was an increase in salaries, which is due to the officer who started on payroll in July 2002.  There was a decrease in consulting fees for the nine months ended September 30, 2003 due to a significant amount of investor relations, which took place during the three months ended March 31, 2002.  The company no longer has such large expenses at this time.

Liquidity and Capital Resources

As of September 30, 2003, we had a cash balance of $8,207.  In November 2001, we received subscriptions from three investors to purchase 8% Senior Subordinated Convertible Redeemable Debentures (“the Debentures”) of the company in the aggregate principal amount of $1,000,000, of which approximately $450,000, net of discount, was paid as of the such date and the balance may be paid to the company provided, among other things, there has been full conversion or repayment of the initial $500,000 aggregate principal amount of the Debentures.  In March 2002, May 2003 and August 2003, the Company received additional subscriptions to purchase debentures in the principal amounts of $25,000, $14,500 and $25,000 of which $22,500, net of discount, $14,500, and $25,000 was paid as of such dates, respectively. The Debentures are due and payable on October 24, 2003.

The Company anticipates a significant increase in capital expenditures subject to obtaining additional financing, of which there can be no assurance. The Company's capital requirements depend on numerous factors, including market acceptance of the Company's products and services, ability to obtain additional financing, technological developments, capital expenditures and other factors. The Company had a working capital deficit as of September 30, 2003 and has an immediate need for additional financing to continue operations. If the Company does not immediately receive additional financing, the Company will be required to cease operations. If the Company obtains additional financing, of which there can be no assurance, the Company may sell equity securities. The sale of additional equity or convertible debentures could result in additional dilution to the stockholders. The outcome of these uncertainties cannot be assured.

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

In July and August 2003 the holders of the Debentures converted $93,237 of their debentures and accrues interest into 46,172,033 shares of common stock.

In July 2003, the Company issued 250,000 shares of common stock as payment for services.

In August 2003, the Company declared a dividend distribution of 10,158,926 shares of common stock.

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

Date
December 9, 2003

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

Date:  December 9, 2003

By:/s/ Eliron Yaron ------------- Chief Executive and Financial Officer

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

Date:  December 9, 2003

By:/s/ Eliron Yaron ------------- Eliron Yaron, Chief Executive and Financial Officer

8