Form 10KSB
period 2003-12-31
SHELRON GROUP INC
filed 2004-05-21
CIK 1125903

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          [_} TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to __________

                         Commission file number 0-31739

                               SHELRON GROUP INC.

                            Former Name if Applicable

                            TTTTICKETS HOLDING CORP.


                  Delaware                              04-2968425
        ----------------------------           ----------------------------
      (State or Other Jurisdiction of                (I.R.S. Employer
       Incorporation or Organization)               Identification No.)

      29 Broadway, New York, New York                      10006
 -----------------------------------------     ----------------------------
  (Address of principal executive offices)              (Zip Code)


                                  516-620-6794
                (Issuer's Telephone Number, Including Area Code)

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

Yes [X] No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

State issuer's revenues for its most recent fiscal year December 31, 2003:
$26,500.

The aggregate market value as at March 31, 2004 of the Common Stock of the issuer held by non-affiliates was approximately $7,660,182, calculated on the basis of 247,102,664 non-affiliated shares and the closing price of such stock on the on that date of $.031.

The number of shares outstanding of the issuer's Common Stock as at December 31, 2003 was 178,527,664.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes [_] No [_]

                       DOCUMENTS INCORPORATED BY REFERENCE


                                None.

   Transitional Small Business Disclosure Format: Yes [_]  No [X]

TABLE OF CONTENTS
                        Page

GENERAL NOTE

PART I
Item 1.  Description of Business......................................6
Item 2.  Description of Properties....................................11
Item 3.  Legal Proceedings............................................11
Item 4.  Submission of Matters to a Vote of Security Holders..........11

PART II
Item 5.  Market for Common Equity and Related Stockholder Matters.....11
Item 6.  Plan of Operations...........................................12
Item 7.  Financial Statements.........................................F-1
Item 8.  Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure......................13
Item 8A.  Controls and Procedures.....................................13

PART III
Item 9.  Directors, Executive Officers, Promoters and Control
         Persons of the Company, Compliance with Section 16(a)
          of the Exchange Act.........................................14
Item 10. Executive Compensation.......................................16
Item 11. Security Ownership of Certain Beneficial Owners
          and Management..............................................
Item 12. Certain Relationships And Related Transactions...............16
Item 13. Exhibits, Lists, and Reports on Form 8-K.....................17
Item 14. Principal Accountant and Fees................................17

GENERAL NOTE

THE MATTERS DISCUSSED IN THIS SECTION AND IN CERTAIN OTHER SECTIONS OF THIS FORM 10-KSB CONTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21D OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, AND SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, THAT INVOLVE RISKS AND UNCERTAINTIES. ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL INFORMATION PROVIDED HEREIN MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE FOREGOING, THE WORDS "MAY", "WILL", "COULD", "SHOULD", "INTENDS", "THINKS", "BELIEVES", "ANTICIPATES", "ESTIMATES", "PLANS", "EXPECTS", OR THE NEGATIVE OF SUCH TERMS AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY ASSUMPTIONS AND UNCERTAINTIES WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN THEM. ANY FORWARD-LOOKING STATEMENTS ARE QUALIFIED IN THEIR ENTIRETY BY REFERENCE TO THE FACTORS DISCUSSED THROUGHOUT THIS REPORT. THE FOLLOWING CAUTIONARY STATEMENTS IDENTIFY IMPORTANT FACTORS THAT COULD CAUSE THE COMPANY'S ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS MADE IN THIS REPORT. AMONG THE KEY FACTORS THAT HAVE A DIRECT BEARING ON THE COMPANY'S RESULTS OF OPERATIONS INCLUDE:

- GENERAL ECONOMIC AND BUSINESS CONDITIONS; THE EXISTENCE OR ABSENCE OF ADVERSE PUBLICITY; CHANGES IN, OR FAILURE TO COMPLY WITH, GOVERNMENT REGULATIONS; CHANGES IN MARKETING AND TECHNOLOGY; CHANGES IN POLITICAL, SOCIAL AND ECONOMIC CONDITIONS;

- INCREASED COMPETITION IN THE INTERNET; INTERNET CAPACITY; GENERAL RISK OF THE INTERNET.

- SUCCESS OF OPERATING INITIATIVES; CHANGES IN BUSINESS STRATEGY OR DEVELOPMENT PLANS; MANAGEMENT OF GROWTH;

-     AVAILABILITY, TERMS AND DEPLOYMENT OF CAPITAL;

-     COSTS AND OTHER EFFECTS OF LEGAL AND ADMINISTRATIVE PROCEEDINGS;

- DEPENDENCE ON SENIOR MANAGEMENT; BUSINESS ABILITIES AND JUDGMENT OF PERSONNEL; AVAILABILITY OF QUALIFIED PERSONNEL; LABOR AND EMPLOYEE BENEFIT COSTS;

- DEVELOPMENT RISKS; RISKS RELATING TO THE AVAILABILITY OF FINANCING, AND OTHER FACTORS REFERENCED IN THIS REPORT.

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

                                     PART 1

ITEM 1.  DESCRIPTION OF BUSINESS

                                COMPANY OVERVIEW

Shelron Group Inc., formerly TTTTickets Holding Corp (the "Company") is a technology company developing enterprise application integration products which integrate independent business software applications to unify a variety of enterprise information and services. We intend to market our products and services to medium and large-sized enterprises located in the United States, Europe and Israel.

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

                             BUSINESS OF THE COMPANY

The Company's primary focus is to develop products integrating independent business applications to unify a variety of enterprise information and services. The Company hopes that its intended products will modernize internal operations to allow organizations to reduce information technology costs, increase productivity and improve customer responsiveness through an efficient business process management approach. The Company's flagship product, ShelBase EAI-TM ("ShelBase EAI"), comprises pre-built modules that include connectivity to legacy and packaged applications, process integration, semantic information tools, and business objects.

We are developing Enterprise Application Integration ("EAI") products that are intended to be marketed to medium and large-sized enterprises that require unified internal and external information systems. Our EAI products are designed to "repair" the fragmented components and operations existing within the infrastructure of companies growing faster than their back-office operations.

OVERVIEW OF ENTERPRISE APPLICATION INTEGRATION

EAI is the process that makes independently designed applications systems of enterprises work together on a common platform. In the past, companies used custom software, which they developed and maintained for a specific function. With the advent of new technologies and packaged software solutions, companies now find themselves with multiple generations of incompatible operating systems, databases and application software that cannot easily be shared with newer client relational systems. We believe that this places stress on the end user who may need to toggle between various different systems to complete a single action, resulting in compromised security and inefficient or redundant actions.


Companies can solve this problem either by completely replacing an old system with a new one or by employing the technologies and services offered by EAI developers. We believe that the cost-effectiveness of utilizing EAI solutions and the current global economic slowdown combined with globalization (mergers, acquisitions, strategic partnerships, e-commerce) will cause many companies to utilize EAI solutions.

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

SHELRON SOLUTION - KNOWLEDGE AND SERVICES INTEGRATION

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

METHODOLOGIES

We plan on using a team of engineers to study the software applications of the client before defining what is important for the solution by mapping the existing applications and the operations being performed. We also intend to provide training services for in-house programmers and "power users" on how to customize future functions. Very little programming knowledge is involved to use our products. A graphics control panel, complete with user-friendly wizards, create connectors to packaged applications.

SHELBASE ONTOLOGY

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

                          OUR EAI PRODUCTS AND SERVICES

In 2002, we provided our services as a subcontractor to one of the five largest United States banks. The solution is an eSecurities application that has modernized the bank's legacy system. The mission was to develop a web application that facilitates secure, scalable and easy access to securities information for the bank's 4,000 brokers. Our solution became an integral part of the bank's initiative to centralize its document and output management. Brokers nationwide are now able to take full advantage of the system's flexible search capabilities and data retrieval mechanism with great response time, while the bank is equipped with access to brokers' securities information without compromise on security. In March 2003, the Company announced the launch of ShelBase(TM) 2.0, the first advanced, broad-based business intelligence (BI) solution for medium to large-sized corporations. We believe ShelBase(TM) 2.0 represents a breakthrough in the BI market, by providing natural intelligence capabilities and reducing implementation time by 80%. We intend to do a full distribution of our product line in 2004.

ShelBase(TM) 2.0 is designed to confront some of the major challenges facing major corporations. Organizations are building BI systems that support business analysis and decision making to help them better understand their operations and compete in the marketplace. However, building a system customized to meet the unique needs of an organization can be a daunting project because it presents immense difficulties in planning and scaling. We believe that BI systems are a necessity for these organizations to improve data accessibility for faster and more accurate decision-making, for measuring business trends in real-time and for better understanding the needs of their customers. According to International Data Corporation (IDC), BI is currently a $6.1 billion market and is expected to grow to $11 billion annually by 2005.

Our ShelBase(TM) 2.0 product takes an innovative approach to tackling BI solutions in a relatively fast and cost-effective manner. ShelBase(TM) 2.0 offers rapid implementation of scalable BI systems that can ultimately serve the entire enterprise, if necessary, while at the same time delivering intermediate milestones and productivity paybacks that can justify the project along the way, not just once it has been completed.

Before ShelBase(TM) 2.0 attempts to deploy a comprehensive business intelligence system typically require 18 months and millions of dollars in expense just to identify and organize the required data warehouse elements - even before system development ever begins.

ShelBase(TM) 2.0 would allow companies to quickly transform data into information, because ShelBase(TM) 2.0 is able to understand data and text. The analysis of data can be viewed by the ShelBase Results Viewer as detailed reports, visually, or in summary form. ShelBase(TM) 2.0 solutions and results are accessible via any mobile platform or web application to the Internet, palm devices, cell phones, telephones and any portable device with encryption protection.

ShelBase(TM) 2.0 is used as a deployment accelerator tool kit for IT staff in the enterprise to create cross-platform applications in real time. This tool provides a view of what is happening across the enterprise so the manager can stay on top of trends and changes in the marketplace and react to them more quickly. Positive results of the first generation solution were already shown in eight implementations of ShelBase 1.0, including such complex applications as banking and e-business.

ShelBase(TM) 2.0 is a customizable software development tool kit that works on Windows and can integrate information from various platforms and databases, such as mainframes and Oracle. It does not eliminate the need to use a consultant/IT expert who specializes in BI systems, but we believe it significantly eases the entry point for any organization implementing a BI system. The fact that ShelBase(TM) 2.0 can be customized gives greater integration opportunities for enterprises.

                            DISTRIBUTION OF PRODUCTS

MARKETING STRATEGY

We are able to market ShelBase EAI product to small/medium size users using direct channels. We will have to market our ShelBase EAI product to large enterprises through strategic partners such as system integrators or value added resellers ("VARs"). These distributors generally already have a relationship with large enterprises and our ShelBase EAI product would be included as part of an overall suite of solutions. The following lists the various approaches to marketing and distributing our ShelBase EAI product:

- ShelBase Enterprise will be distributed through VARs and system integrators;

- ShelBase MCS will be distributed through VARs, system integrators and direct channels; and

-     ShelBase Web has three versions, the distribution channels will be:

      o ShelBase Web Lit will be distributed directly (website, exhibitions etc);

      o ShelBase Web Seats will be distributed through VARs and system integrators; and

      o     ShelBase Web App will be distributed directly.

                                   TRADEMARKS

We do not have any registered trademarks.

                       GOVERNMENT APPROVAL AND REGULATIONS

There are no material government approvals required for our products or services, and we do not expect any existing or future governmental regulations to materially affect our business.

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

                                    EMPLOYEES

We have one full-time employee who is in management. We retain outside consultants who provide contract development, marketing and public relations services.

                                  RISK FACTORS

OUR LIMITED OPERATING HISTORY MAKES EVALUATING OUR BUSINESS DIFFICULT; EXPLANATORY PARAGRAPH IN INDEPENDENT AUDITOR'S REPORT

The Company had limited sales of products in 2002 and 2003. As a result, we have a limited operating history upon which you may evaluate our business and prospects. Our prospects must be considered in light of risks, expenses, delays, problems and difficulties frequently encountered by early stage companies.

Our independent auditors have included an explanatory paragraph in their report on our financial statements stating that the financial statements have been prepared assuming we will continue as a going concern and that our loss from operations, stockholders' deficiency and working capital deficiency raise substantial doubt about our ability to continue as a going concern.

THE MARKET ACCEPTANCE FOR OUR TECHNOLOGY IS UNCERTAIN

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

WE MAY BE UNABLE TO MEET OUR FUTURE CAPITAL REQUIREMENTS

Based on our current operating plan, we anticipate that the amount of cash we have on hand and cash provided by operations will not allow us to meet our cash requirements for the current year. We will require additional funding sooner than previously anticipated. In addition, unplanned acquisition and development opportunities and other contingencies may arise, which could require us to raise additional capital. If we raise additional capital through the sale of equity securities, including preferred stock, the percentage ownership of our then existing stockholders will be diluted.

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

ITEM 2.  DESCRIPTION OF PROPERTY

We lease our offices at 7 Tfuzot Israel, Givataim, Israel from an unaffiliated party for approximately $2,000 per month which was reduced to $1,000 per month in the beginning of 2002. We have 230 square meters. The lease has a term of one-year and is renewable annually. These offices are primarily used for research and development. We believe that our offices are adequate for our current operations.

ITEM 3.  LEGAL PROCEEDINGS

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.  MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock has been listed on the OTC Bulletin Board under the symbol "SHRN" since 2002. The following table sets forth the high and low bid information for the Company's Common Stock for each quarterly period through December 31, 2002 and 2003, the first quarter of fiscal year ended December 31, 2004, and the partial period from April 1 through May 17, 2004, as reported by the OTC Bulletin Board. The OTC Bulletin Board quotations reflect inter-dealer prices, are without retail markup, markdown or commission, and may not represent actual transactions.

                                                     High       Low
                                                   -------    -------
            Calendar Year 2002
               First Quarter...................     $0.350   $0.120
               Second Quarter..................     $0.014   $0.002
               Third Quarter...................     $0.0075  $0.0008
               Fourth Quarter..................     $0.011   $0.0008

            Calendar Year 2003
               First Quarter...................     $0.018   $0.007
               Second Quarter..................     $0.026   $0.005
               Third Quarter...................     $0.750   $0.009
               Fourth Quarter..................     $0.500   $0.062

            Calendar Year 2004
               First Quarter...................     $0.045   $0.009
               April 1, through May 17.........     $0.046   $0.025

HOLDERS

At the date of this filing, there are approximately 339 shareholders of record of the Company's common stock.

DIVIDENDS

Holders of Common Stock and Series A Preferred Stock are entitled to dividends, when, as, and if declared by the Board of Directors out of funds legally available therefore. The Company declared a dividend distribution in August 2003 of 10,158,926 shares of its common stock.

ITEM 6.  PLAN OF OPERATIONS

As of the fiscal year ended December 31, 2003, we had generated $26,500 in revenues. The revenues were generated through the exchange of certain of our ShelBase 2000 products for cancellation of indebtedness in the amount of $26,500. We will not generate any meaningful revenue until we fully develop our products and expand our marketing efforts. During the year ended December 31, 2003 we incurred a net loss of $413,876. During the year ended December 31, 2002, we incurred a net loss of $691,262. We are subject to all of the risks, expenses, delays, problems and difficulties frequently encountered in the establishment of a new business. Our independent auditors have included an explanatory paragraph in their report on our financial statements stating that the financial statements have been prepared assuming we will continue as a going concern and that our losses from operations, stockholders' deficiency and working capital deficiency raise substantial doubt about our ability to continue as a going concern.

As of December 31, 2003, we had a cash balance of $12,743. As of December 31, 2002, we had a cash balance of approximately $7,196. In November 2001, we received subscriptions from three investors to purchase 8% Senior Subordinated Convertible Redeemable Debentures (the "Debentures") of the Company in the aggregate principal amount of $1,000,000, of which approximately $500,000 was paid as of such date and the balance may be paid to the Company provided, among other things, there has been full conversion or repayment of the initial $500,000 aggregate principal amount of the Debentures. In March 2002, May 2003 and August 2003, additional payments were made under the Debentures by the Debenture holders in the principal amount of $25,000, $14,500 and $25,000, respectively. The Debentures were due and payable on October 24, 2003 at which time the principal balance due was $334,000. The Debentures were not paid upon their due date. In November 2003, we agreed with the Debenture holders to assign the Debentures to a third party. In connection with such assignment, we entered into a new Stock Pledge and Security Agreement with the Debenture holders as security for the performance of the third party under the assignment agreement and related note, and agreed to deliver to the Debenture holders an aggregate of 18,000,000 shares of our common stock and 1,000,000 shares of our preferred stock.

To date, we have maintained our operations as currently conducted by such proceeds and other cash resources, but such proceeds and other resources will not be sufficient to satisfy our cash requirements for the next twelve (12) months. Therefore, we will be required to raise additional funds in the very near future. During the next few months, we will consider raising additional funds through equity or debt offerings. If successful in raising funds, we will endeavor to expand the marketing and product service offerings of Shelbase EAI and/or develop or acquire additional business operations. We do not anticipate performing significant product research and development or purchasing plant or significant equipment during the next twelve months.

ITEM 7. FINANCIAL STATEMENTS

SHELRON GROUP INC. AND SUBSIDIARIES
(a development stage company)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

                                             SHELRON GROUP INC. AND SUBSIDIARIES
                                                   (a development stage company)

                                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Independent Auditor's Report                                          F-2

Consolidated Financial Statements:
   Balance Sheet                                                      F-3
   Statement of Operations                                            F-4
   Statement of Stockholders' Deficiency                              F-5
   Statement of Cash Flows                                            F-6
   Notes to Consolidated Financial Statements                      F-7 - F-13

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Shareholders of Shelron Group Inc.


We have audited the accompanying consolidated balance sheets of Shelron Group Inc. and Subsidiaries (a development stage company) as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' deficiency, and cash flows for the years ended December 31, 2003 and 2002 and for the period from August 21, 2001 (date of inception) through December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Shelron Group Inc. and Subsidiaries as of December 31, 2003 and 2002 and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002 and for the period from August 21, 2001 (date of inception) through December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 of notes to consolidated financial statements, the Company has suffered recurring losses from operations, has a stockholders' deficiency and a working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GOLDSTEIN GOLUB KESSLER LLP
------------------------------------
GOLDSTEIN GOLUB KESSLER LLP
New York, New York

April 13, 2004

                                             SHELRON GROUP INC. AND SUBSIDIARIES
                                                   (a development stage company)

                                                      CONSOLIDATED BALANCE SHEET
================================================================================


December 31,                                                                                        2003               2002
----------------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets -  cash                                                                          $ 12,743            $ 7,196

Property and Equipment, net of accumulated depreciation of $28,090
 and $12,766, respectively                                                                        17,887             33,211

Deferred Finance Costs                                                                                 -              6,125
Deferred Tax Asset - net of valuation allowance of $498,000 and $345,000, respectively                 -                  -
----------------------------------------------------------------------------------------------------------------------------
Total Assets                                                                                    $ 30,630           $ 46,532
============================================================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Accrued expenses                                                                               $ 242,679          $ 316,830
Due to shareholder                                                                               251,430             16,000
Subscriptions payable                                                                              6,000              6,000
Note payable                                                                                      65,000             30,000
   Debentures payable                                                                            350,400            381,225
----------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                                915,509            750,055
----------------------------------------------------------------------------------------------------------------------------

Commitments

Stockholders' Deficiency:
Series A Preferred Stock - $.001 par value; authorized 10,000,000 shares,
    issued and outstanding 1,000,000 shares                                                        1,000              1,000
Common stock - $.001 per share par value; authorized 500,000,000 shares, issued 178,527,664 and 79,546,296 shares, respectively, and
 outstanding 178,527,664 and 70,546,296 shares, respectively                                     178,527             70,546
Additional paid-in capital                                                                       805,832            671,134
Deficit accumulated during the development stage                                              (1,870,238)        (1,446,203)
----------------------------------------------------------------------------------------------------------------------------
Stockholders' deficiency                                                                        (884,879)          (703,523)
----------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Deficiency                                                  $ 30,630           $ 46,532
============================================================================================================================


The accompanying notes and independent auditor's report should be read in conjunction with the consolidated financial statements

                                             SHELRON GROUP INC. AND SUBSIDIARIES
                                                   (a development stage company)

                                            CONSOLIDATED STATEMENT OF OPERATIONS
================================================================================

                                                                                                      Period from
                                                                                                  August 21, 2001
                                                        Year ended              Year ended    (date of inception)
                                                       December 31,           December 31,        to December 31,
                                                               2003                   2002                   2003
-----------------------------------------------------------------------------------------------------------------
Revenue                                               $      26,500          $       4,688          $      31,188
-----------------------------------------------------------------------------------------------------------------

Operating expenses:
   Consulting fees                                           81,098                186,279                618,377
   Salaries                                                 156,000                117,000                336,500
   Legal and professional fees                               80,848                139,648                267,496
   General and administrative expense                        19,093                     --                 19,093
   Other                                                      5,225                  3,040                 29,730
   Rent                                                      12,000                 12,000                 28,000
   Amortization of deferred finance costs                     6,125                  7,475                 15,000
   Depreciation                                              15,324                 12,766                 28,090
   Transfer fees                                              7,482                  5,039                 12,521
   Bad debt expense                                              --                  1,260                  1,260
   Interest expense                                          57,181                211,443                535,200
-----------------------------------------------------------------------------------------------------------------
Total operating expenses                                    440,376                695,950              1,891,267
-----------------------------------------------------------------------------------------------------------------
Net loss                                              $    (413,876)         $    (691,262)         $  (1,860,079)
=================================================================================================================
Net loss per common share - basic and diluted         $       (0.00)         $       (0.02)         $       (0.08)
=================================================================================================================
Weighted-average number of shares outstanding           117,911,646             28,430,417             23,571,109
=================================================================================================================

The accompanying notes and independent auditor's report should be read in conjunction with the consolidated financial statements

                                             SHELRON GROUP INC. AND SUBSIDIARIES
                                                   (a development stage company)

                              CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY

                                                          Preferred Stock                            Common Stock   Additional
                                                      Number of                   Price Per   Number of                Paid-in
                                                         Shares     Amount            Share      Shares      Amount    Capital
---------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001                         1,000,000 $     1,000               --  20,666,990 $    11,667 $   437,053

Conversion of Debentures to common stock:
   February 22, 2002                                        --          --            0.009   1,648,352       1,648      13,352
   February 25, 2002                                        --          --            0.009   1,111,111       1,111       8,889
   February 27, 2002                                        --          --            0.009   1,647,771       1,648      13,352
   March 21, 2002                                           --          --            0.010   1,428,571       1,429      13,571
   April 25, 2002                                           --          --            0.003   1,831,708       1,831       3,169

Issuance of shares for consulting fees:
   February 5, 2002                                         --          --            0.019   2,250,000       2,250      40,500
   March 11, 2002                                           --          --            0.017   3,750,000       3,750      60,000
   March 26, 2002                                           --          --            0.015   3,000,000       3,000      42,000
   April 9, 2002                                            --          --            0.015   2,000,000       2,000      28,000
   May 15, 2002                                             --          --            0.004     400,000         400       1,160

Beneficial conversion feature in connection
 with issuance of Debentures                                --          --               --          --          --      10,714

Issuance of common stock for cash                           --          --            0.001  39,546,296      39,546      (2,546)

Accrued interest on Debentures paid
 through the issuance of common stock                       --          --            0.001     265,497         266       1,920

Net loss                                                    --          --               --          --          --          --
--------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002                         1,000,000       1,000                   79,546,296      70,546     671,134

Conversion of Debentures to common stock:
  April 29, 2003                                            --          --           0.0065   8,769,231      32,300      24,700
  May 7, 2003                                               --          --   .0001-  .00273   8,011,178         801      29,907
  May 12, 2003                                              --          --           0.0001   6,520,000         652          --
  July 7, 2003                                              --          --           0.0001   6,990,000         699          --
  Agust 8, 2003                                             --          --   .0001-  .00385  19,230,518      41,881      33,094
  August 12, 2003                                           --          --   .0001-  .00385  17,098,701       1,710       4,870
  December 18, 2003                                         --          --           0.0001   6,000,000       6,000      (5,400)

Issuance of shares for consulting fees:
   March 13, 2003                                           --          --           0.0025  13,000,000      13,000      19,500
   March 13, 2003                                           --          --           0.0025     100,000         100          --

Accrued interest on debentures paid through
 the issuance of common stock                                                .0021 - .00650   2,852,814         428      10,605

Dividend paid through the issuance of common stock          --          --               --  10,158,926      10,159          --

Security transfer fee paid through the issuance
 of common stock                                            --          --          0.00298     250,000         251         494

Beneficial conversion feature in connection
 with issuance of Debentures                                --          --               --          --          --      16,928

Net loss                                                    --          --               --          --          --          --
--------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2003                         1,000,000 $     1,000               -- 178,527,664 $   178,527 $   805,832
================================================================================================================================



                                                       Accumulated   Stockholders'
                                                           Deficit     Deficiency
---------------------------------------------------------------------------------
Balance at December 31, 2001                          $  (754,941) $  (305,221)

Conversion of Debentures to common stock:
   February 22, 2002                                           --       15,000
   February 25, 2002                                           --       10,000
   February 27, 2002                                           --       15,000
   March 21, 2002                                              --       15,000
   April 25, 2002                                              --        5,000

Issuance of shares for consulting fees:
   February 5, 2002                                            --       42,750
   March 11, 2002                                              --       63,750
   March 26, 2002                                              --       45,000
   April 9, 2002                                               --       30,000
   May 15, 2002                                                --        1,560

Beneficial conversion feature in connection
 with issuance of Debentures                                   --       10,714

Issuance of common stock for cash                              --       37,000

Accrued interest on Debentures paid
 through the issuance of common stock                          --        2,186

Net loss                                                 (691,262)    (691,262)
------------------------------------------------------------------------------
Balance at December 31, 2002                           (1,446,203)    (703,523)

Conversion of Debentures to common stock:
  April 29, 2003                                               --       57,000
  May 7, 2003                                                  --       30,708
  May 12, 2003                                                 --          652
  July 7, 2003                                                 --          699
  Agust 8, 2003                                                --       74,975
  August 12, 2003                                              --        6,580
  December 18, 2003                                            --          600

Issuance of shares for consulting fees:
   March 13, 2003                                              --       32,500
   March 13, 2003                                              --          100

Accrued interest on debentures paid through
 the issuance of common stock                                  --       11,033

Dividend paid through the issuance of common stock        (10,159)          --

Security transfer fee paid through the issuance
 of common stock                                               --          745

Beneficial conversion feature in connection
 with issuance of Debentures                                   --       16,928

Net loss                                                 (413,876)    (413,876)
------------------------------------------------------------------------------
Balance at December 31, 2003                          $(1,870,238) $  (884,879)
==============================================================================

The accompanying notes and independent auditor's report should be read in conjunction with the consolidated financial statements

                                             SHELRON GROUP INC. AND SUBSIDIARIES
                                                   (a development stage company)

                                            CONSOLIDATED STATEMENT OF CASH FLOWS
================================================================================

                                                                                                                    Period from
                                                                                                                   August 21, 2001
                                                                                                                 (date of inception)
                                                                                   Year ended        Year ended           to
                                                                                   December 31,      December 31,     December 31,
                                                                                       2003             2002             2003
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net loss                                                                          $  (413,876)       $  (691,262)       $(1,860,079)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash revenue                                                                       (26,500)                --            (26,500)
Consulting fees financed through note payable                                              --                 --             30,000
Noncash consulting fee                                                                 32,600            183,060            216,660
Noncash expenses                                                                          745                745
Amortization of original issue discount and beneficial conversion feature             117,817            169,189            545,976
Amortization of deferred finance costs                                                  6,125              7,475             15,000
Depreciation                                                                           15,324             12,766             28,090
Changes in operating assets and liabilities:
(Decrease) increase in accrued expenses                                               (63,118)           245,433            215,398
Increase in due to stockholder                                                        235,430             16,000            251,430
-----------------------------------------------------------------------------------------------------------------------------------

Net cash used in operating activities                                                 (95,453)           (57,339)          (583,280)
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
Purchase of property and equipment                                                         --             (5,477)            (5,477)
Increase in due from stockholder                                                           --              4,000                 --
-----------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                      --             (1,477)            (5,477)
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
Proceeds from issuance of Debentures                                                   39,500             22,500            512,000
Proceeds from issuance of common stock                                                     --             37,000             37,000
Increase in stock subscription payable                                                     --              6,000              6,000
Payment of deferred finance fees                                                           --                 --            (15,000)
Proceeds from note                                                                     61,500                 --             61,500
-----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                             101,000             65,500            601,500
-----------------------------------------------------------------------------------------------------------------------------------
Net increase in cash                                                                    5,547              6,684             12,743
Cash at beginning of period                                                             7,196                512                 --
-----------------------------------------------------------------------------------------------------------------------------------
Cash at end of period                                                             $    12,743        $     7,196        $    12,743
===================================================================================================================================


Supplemental schedule of noncash investing and financing activities:
Consulting fees financed through note payable                                     $        --        $        --        $    30,000
===================================================================================================================================
Consulting fee paid in exchange for Series A Preferred Stock issuance             $        --        $        --        $     1,000
===================================================================================================================================
Conversion of Debentures to common stock                                          $   171,214        $    62,186        $   233,560
===================================================================================================================================
Consulting fees exchanged for shares of common stock                              $    32,600        $   183,060        $   215,660
===================================================================================================================================
Noncash dividend paid                                                             $    10,159        $        --        $    10,159
===================================================================================================================================

The accompanying notes and independent auditor's report should be read in conjunction with the consolidated financial statements

                                             SHELRON GROUP INC. AND SUBSIDIARIES
                                                   (a development stage company)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2003
--------------------------------------------------------------------------------


1. BUSINESS ORGANIZATION, PRINCIPAL BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

B-Park  Communications  LLC was formed on August 21, 2001.  On October 26, 2001,
B-Park Communications LLC changed its name to B-Park Communications Inc. ("B-Park") and was incorporated in the State of Delaware. B-Park was formed for the sole purpose of acquiring the controlling interest in TTTTickets Holding Corp. ("TTTTickets"). TTTTickets was incorporated under the laws of the State of Massachusetts on June 6, 1987 as Professional Brushes, Inc.

On November 9, 2001, B-Park, pursuant to a stock purchase agreement, acquired 9,000,000 shares of common stock of TTTTickets from the controlling shareholder for $20,000 which is included in other operating expenses for the period ended December 31, 2001 on the accompanying consolidated statement of operations. TTTTickets formed a wholly owned subsidiary, TTTTickets Acquisition Corp. ("Acquisition Corp."), a Delaware corporation. Subsequently, pursuant to an Agreement of Merger dated November 9, 2001 (the "Merger Agreement"), B-Park was merged into Acquisition Corp. and Acquisition Corp. became the surviving corporation. The transaction was effected by the stockholders of B-Park exchanging all of the outstanding shares of B-Park for 9,000,000 shares of common stock of TTTTickets. Simultaneously with the closing of the Merger Agreement, the sole director of TTTTickets resigned and the director of B-Park was appointed the sole member of the board of directors of TTTTickets. The stock purchase agreement and subsequent Merger Agreement effected a change in control. Since TTTTickets was essentially a shell corporation and since the shareholder of B-Park became a controlling shareholder and the sole director, these transactions were accounted for as a capital transaction accompanied by a recapitalization. The accounting was similar to a "reverse acquisition," except that no goodwill was recorded, with B-Park being the accounting acquiror for financial statement purposes. Accordingly, the consolidated financial statements include the historical results of operations of B-Park for the period from its inception to December 31, 2002, and for TTTTickets subsequent to the November 9, 2001 transaction date.

In September 2002, TTTTickets changed its name to Shelron Group Inc. ("Shelron"). The company changed its name due to the fact that it no longer operated in the business of creating a secondary marketplace for individuals to buy and sell event tickets on the Internet, to which the company's former name was strongly associated.

The accompanying consolidated financial statements include the accounts of Shelron and its wholly owned subsidiaries (collectively, the "Company"). All significant intercompany transactions have been eliminated. The Company is controlled by Hull Services, Inc. ("Hull"), a company owned by an officer, stockholder and sole director of the Company (see Note 6).

The Company is a technology company developing enterprise application integration products which integrate independent business software applications to unify a variety of enterprise information and services. At December 31, 2003, substantially all of the Company's assets are located in Israel and substantially all of its operations are conducted in Israel.

                                             SHELRON GROUP INC. AND SUBSIDIARIES
                                                   (a development stage company)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2003
--------------------------------------------------------------------------------

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has incurred losses of $413,876, $691,262 and $1,860,079 for the for the years ended December 31, 2003 and 2002 and for the period August 21, 2001 (date of inception) through December 31, 2003, respectively, and has a stockholders' deficiency and negative working capital at December 31, 2003 which raises substantial doubt about the Company's ability to continue as a going concern. Management of the Company has stated that the Company intends to raise funds through the sale of additional shares of common stock.

The Company maintains cash in bank accounts which may, at times, exceed federally insured limits. The Company has not experienced any loss on these accounts.

Accounts receivable are reported at their outstanding unpaid principal balances reduced by an allowance for doubtful accounts. The Company estimates doubtful accounts based on historical bad debts, factors related to specific customers' ability to pay and current economic trends. The Company writes off accounts receivable against the allowance when a balance is determined to be uncollectible.

Costs in the amount of $15,000 incurred in connection with obtaining the borrowings described in Note 5 were deferred and amortized over the term of the related borrowing by the straight-line method. The amount was fully amortized at December 31, 2003. Accumulated amortization at December 31, 2002 was $8,875.

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

                                             SHELRON GROUP INC. AND SUBSIDIARIES
                                                   (a development stage company)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2003
--------------------------------------------------------------------------------

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

The Company elected to measure compensation cost using Accounting Principles Board ("APB") Opinion No. 25, as is permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, and has elected to comply with other provisions and the disclosure-only requirements of SFAS No. 123. The Company has not issued any employee options.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements

2.       PROPERTY AND EQUIPMENT:

Property and equipment, at cost, at December 31, 2003 and 2002 consists of:

                                                                              Estimated
December 31,                                      2003         2002          Useful Life
------------------------------------------------------------------------------------------
Office equipment                              $  3,950     $  3,950              3 years
Computer equipment                              30,202       30,202              3 years
Furniture and fixtures                          11,825       11,825              5 years
------------------------------------------------------------------------------------------
                                                45,977       45,977
Less accumulated depreciation                   28,090       12,766
------------------------------------------------------------------------------------------
                                               $17,887      $33,211
==========================================================================================



Property and equipment of $40,500 was acquired from Hull, which amount was due in July 2003. At December 31, 2003, this amount is included in accrued expenses in the accompanying consolidated balance sheet.

                                             SHELRON GROUP INC. AND SUBSIDIARIES
                                                   (a development stage company)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2003
--------------------------------------------------------------------------------

3. Accrued Expenses:

Accrued expenses consist of the following:

December 31,                                                   2003                 2002
------------------------------------------------------------------------------------------
Legal                                                      $102,383            $  88,479
Interest                                                     12,130               47,221
Due to Hull                                                  40,500               40,500
Rent                                                          5,152                    -
Accounting fees                                              54,965               41,542
Consulting expense                                           16,497                    -
Salaries                                                          -               91,230
Other                                                        11,052                7,858
------------------------------------------------------------------------------------------
                                                           $242,679             $316,830
------------------------------------------------------------------------------------------

4. NOTE AND LOANS PAYABLE:

The note payable is due to Halter Financial Group, Inc. ("Halter"), a stockholder of the Company, and was due May 9, 2002. Interest accrued at a rate of 6-1/2% per annum through the date of the note. Interest currently accrues at a rate of 18% from the date of default of payment. Interest is due upon the payment of the principal balance. In March 2004, the Company agreed to the terms of a final judgment with respect to this obligation. $5,000 was paid upon signing the agreement and the balance is payable in monthly installments through January 2005.

Due to the short-term nature of the note payable and borrowing rates currently available to the Company, the fair value of the note is not materially different from its carrying value.

Included in consulting fees on the accompanying consolidated statement of operations is $350,000 relating to Halter for the period from August 21, 2001 (date of inception) to December 31, 2003.

In March 2003, the Company borrowed $5,000 from an individual, with an agreement to repay $10,000 in June 2003 for this obligation. The Company recorded $5,000 as additional interest expense. At December 31, 2003, the note remained unpaid. In October 2003, the Company borrowed an additional $30,000 from this individual. The loan carries an interest rate of 7% per annum and is due on September 30, 2004.

In 2003, the Company borrowed $26,500 from certain entities. In December 2003, the Company sold a software license to these entities in return for the cancellation of the loan. The license is renewable annually for a payment equal to 15% of the initial license price.

                                             SHELRON GROUP INC. AND SUBSIDIARIES
                                                   (a development stage company)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2003
--------------------------------------------------------------------------------


5. DEBENTURES PAYABLE:

 On October 24, 2001,  B-Park  issued Series A Senior  Subordinated  Convertible
 Redeemable Debentures (the "Debentures") to RCG, LLC, RIM CG, LLC and RIM Capital Holdings, LLC (together, the "holders") in the aggregate face amount of $500,000 at 90% of their face amount, or $450,000 in cash. These Debentures were assigned to Shelron upon the merger described in Note 1. The debentures were due on October 24, 2003 and bear interest at a rate of 8% per annum. Each holder of the Debentures is entitled, at any time, to convert all or any amount over $5,000 of the principal face amount of the Debentures then outstanding to common stock of the Company at a conversion price for each share equal to 70% of the lowest closing bid price of the common stock as reported on the exchange over which the Company reports. The beneficial conversion feature of this issuance, amounting to $214,285, has been recorded as a discount on the Debentures, with a corresponding increase to additional paid-in capital. This discount, as well as the $50,000 discount upon issuance, were amortized to interest expense over the term of the debt.

 The Debenture was not paid at maturity and was subsequently assigned to a new holder in December 2003. The assignee acquired the Debenture net of accrued interest.

 Under a Stock Pledge and Security Agreement, the Debenture holders have been issued 9,000,000 of shares of the Company, which are being held in escrow as security for the Debenture (the "Security Shares"). The Security Shares are presented as issued but not outstanding at December 31, 2002, and were not included in weighted shares outstanding for the computation of net loss per common share in 2002. In addition, the Company has placed into escrow 9,000,000 shares of its common stock owned by certain stockholders, including the principal stockholder of the Company (the "Insider Shares") and the 1,000,000 shares of Series A Preferred Stock described in Note 6 below. The Security Shares and Insider Shares were released in 2003.

 On March 12, 2002, the Company issued an additional Debenture in the aggregate face amount of $25,000 at 90% of its face amount, or $22,500 in cash. The beneficial conversion feature of this issuance, amounting to $10,714, has been recorded as a discount on the Debenture, with a corresponding increase to additional paid-in capital. This discount, as well as the $2,500 discount upon issuance, was amortized to interest expense over the term of the debt.

 In May and August 2003, the Company issued additional Debentures in the aggregate face amount of $43,450 at 90% of their face amount, or $39,500 in cash. The beneficial conversion feature of this issuance, amounting to $16,928, has been recorded as a discount on the Debenture, with a corresponding increase to additional paid-in capital. This discount along with the $3,950 discount upon issuance, were charged to interest in 2003.

                                             SHELRON GROUP INC. AND SUBSIDIARIES
                                                   (a development stage company)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2003
--------------------------------------------------------------------------------

As of December 31, 2003 and 2002, the holders of the Debentures had converted $171,214 and $62,186 of the Debentures into 75,472,442 and 7,933,010 common shares, respectively. Upon conversion, the debt was increased by $13,164, which was recorded as additional interest expense. Amortization of the discount on the Debentures amounted to $104,532 and $235,715, which was charged to interest expense for the years ended December 31, 2003 and 2002, respectively.

The Debentures are subject to certain events of default under which the Debentures would become immediately due and payable and under which the holders of the Debentures would have the right to take possession and ownership of the Security Shares, the Insider Shares and the Series A Preferred Shares. One event of default is if the Company shall fail to repay at least 50% of the face amount of the Debentures or the holders are unable to convert the principal amount of the Debentures, equal to 50%, within seven months from the date of their issuance. The Company did not have the funds to repay the 50% of the Debentures by this date and was in default. The Debentures are presented as current liabilities on the accompanying consolidated balance sheet. The fair value of the Debentures cannot be determined.

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

Each share of the Series A Preferred Stock shall be convertible at the option of Hull into a share of common stock 15 to 30 days after a demand notice by Hull. In addition, if all or substantially all of the Company's assets or outstanding shares of the Company are sold, the shares of Series A Preferred Stock automatically convert to common stock.

7.       COMMON STOCK:

On December 19, 2002, the Company issued 16,546,296 shares of common stock to investors at $.0014 per share.

On December 19, 2002, the Company issued 23,000,000 shares of common stock to investors at $.0006 per share

8.       REVENUE:

On December 15, 2003, the Company exchanged certain licensed software product for notes payable aggregating $26,500.

                                             SHELRON GROUP INC. AND SUBSIDIARIES
                                                   (a development stage company)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2003
--------------------------------------------------------------------------------


9.       INCOME TAXES:

The provision for income taxes for the years ended December 31, 2003 and 2002 and for the period August 21, 2001 (date of inception) through December 31, 2003 differs from the amount computed using the federal statutory rate of 34% as a result of the following:

December 31,                                           2003          2002
---------------------------------------------------------------------------
Tax benefit at federal statutory rate                   (34)%         (34)%
Increase in deferred tax asset valuation allowance       34            34
---------------------------------------------------------------------------
Net tax benefit rate                                     -0-%          -0-%
===========================================================================


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

ITEM 8A.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company's management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report (the "Evaluation Date"). Based on this evaluation, the Company's principal executive officer and principal financial officer concluded as of the Evaluation Date that the Company's disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, including our consolidating subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth information concerning our sole director and executive officers:


          NAME                   AGE                  POSITION
          ----                   ---                  --------

      Eliron Yaron               34            President, Chairman and
                                                      Director

      ELIRON YARON has been the chairman of the board of directors of the Company and a director since November 2001, and President of the Company since 2001. Previously, he held the following positions:

2001 - 1996  CEO and Founder of Shelron Internet Ltd a web project oriented company and

2001 - 1997  Cofounder of Autonet Ltd.

1995 - 1996  Founder of a private company that built web sites

1993 - 1995  Salesman and Marketing manager of a computer hardware wholesaler

1990 - 1993  Founder of a company that marketed educational technology systems.

Mr. Yaron has served on the boards of Internet companies in the US and Israel, and has advised venture capital funds and investment companies on IT and Internet related investments and marketing.

MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS

Our Board of Directors conducts its business through meetings of the Board and through activities of its committees. During the fiscal year ended December 31, 2003, the Board of Directors held 20 regular meetings. No director attended fewer than 100% of the total meetings of the Board either in person or via teleconference during 2002. The Board does not have an audit committee, and therefore has not designated an audit committee financial expert. The Board does not have a compensation or nominating committee.

LIMITATIONS OF LIABILITY AND INDEMNIFICATION OF DIRECTORS AND OFFICERS

Our bylaws limit the liability of directors and officers to the maximum extent permitted by Delaware law. We will indemnify any person who was or is a party, or is threatened to be made a party to, an action, suit or proceeding, whether civil, criminal, administrative or investigative, if that person is or was a director, officer, employee or agent of ours or serves or served any other enterprise at our request.

We have been advised that it is the position of the commission that insofar as the indemnification provisions referenced above may be invoked to disclaim liability for damages arising under the Securities Act, these provisions are against public policy as expressed in the Securities Act and are, therefore, unenforceable.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company's executive officers, directors and persons who beneficially own more than 10% of a registered class of the Company's equity securities to file with the Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Such persons are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they filed. Based solely upon a review of (i) Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16a-3(e), promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), during the Company's fiscal year ended December 31, 2003, and (ii) Forms 5 and amendments thereto and/or written representations furnished to us by any director, officer or ten percent security holder of the Company (collectively "Reporting Persons") stating that he or she was not required to file a Form 5 during the Company's fiscal year ended December 31, 2002, it has been determined all officers, directors and persons who beneficially own more than 10% of a registered class of the Company's equity securities have met their reporting obligations set forth in Section 16(a) of the Exchange Act.

CODE OF ETHICS

We adopted a code of ethics that applies to our Chief Executive Officer and Chief Financial Officer, and other persons who perform similar functions. A copy of our Code of Ethics is filed as an exhibit to this Annual Report on Form 10-KSB. Our Code of Ethics is intended to be a codification of the business and ethical principles which guide us, and to deter wrongdoing, to promote honest and ethical conduct, to avoid conflicts of interest, and to foster full, fair, accurate, timely and understandable disclosures, compliance with applicable governmental laws, rules and regulations, the prompt internal reporting of violations and accountability for adherence to this Code.

ITEM 10.  EXECUTIVE COMPENSATION.

The Summary Compensation Table below sets forth compensation paid by the Company for the fiscal years ended December 31, 2003, 2002 and 2001 for services to its principal executive officer and other executive officers who received a total annual salary and bonus which exceeded $100,000.

SUMMARY COMPENSATION TABLE

NAME AND PRINCIPAL                 ANNUAL            OTHER ANNUAL      AWARDS
POSITION                   YEAR    COMPENSATION      COMPENSATION      OPTIONS
------------------         ----    ------------      ------------      -------

Eliron Yaron,              2001         $ 1,000                --          --
Chairman and Director      2002         $91,000                --          --
                           2003        $156,000                --          --

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL

We have an employment agreement with Mr. Yaron dated April 2002 that provides for a weekly salary of $3,000. It expires on April 2005 and may be terminated with 170 days notice. Mr. Yaron's compensation accrues and is paid to him when funds for such payments are available.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 30, 2004, certain information as to the stock ownership of each person known by the Company to own beneficially 5% or more of the Company's outstanding Common Stock, by each director and officer of the Company who owns shares of Common Stock or Series A Preferred Stock, and by all officers and directors as a group. This table includes the shares of Series A Preferred Stock, which have the right in the aggregate to cast 52% of the total votes which may be cast by the holders of all the outstanding (i) shares of Common Stock and (ii) Series A Preferred Stock.


                                                      NUMBER OF     PERCENT OF
                       NUMBER OF                      SHARES OF      CLASS OF
NAME AND ADDRESS OF    SHARES OF     PERCENT OF       SERIES A       SERIES A    PERCENTAGE
BENEFICIAL OWNER     COMMON STOCK     CLASS OF        PREFERRED     PREFERRED        OF
(1)(2)                 OWNED(2)     COMMON STOCK        OWNED         STOCK     VOTING RIGHTS
-------------------    --------     ------------        -----         -----     -------------
Eliron Yaron(3)        7,925,000        4.44%         1,000,000        100%          85%

Hull Services, Inc.    7,925,000        4.44%         1,000,000        100%          85%

All officers and
directors                               4.44%                          100%
as a group (1
person)                7,925,000                      1,000,000                      85%


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

Exhibit Number        Description
----------------------------------------

   *   3.1            Certificate of Incorporation of the Company

   *   3.2            Bylaws of the Company

       4.1            Certificate of Designation of the Company

   ** 10.1            Stock Purchase Agreement

      10.2            Debentures dated October 31, 2001

      14              Code of Ethics

   ***16.1            Letter on Change in Certifying Accountant
   31                 Certification of Principal  Executive  Officer and
                      Principal  Financial  Officer  Pursuant to Section
                      302(a) of the Sarbanes-Oxley Act of 2002.
   32                 Certification of Principal  Executive  Officer and
                      Principal Financial Officer Pursuant to Section
                      906 of the Sarbanes-Oxley Act of 2002.

* This exhibit has been incorporated by reference from the Registration Statement on Form 10-SB12G, filed on October 11, 2000.

** This exhibit has been incorporated by reference from the Current Report on Form 8-K, filed on November 9, 2001.

*** This exhibit has been incorporated by reference from the Current Report on Form 8-K, filed on January 11, 2002.

(b) REPORTS ON FORM 8-K

None.

ITEM 14. PRINCIPAL ACCOUNTANT AND FEES

      During fiscal years ended December 31, 2002 and 2003, our principal independent auditor was Goldstein Golub Kessler LLP. The following are the services provided and the amount billed

AUDIT FEES

      The aggregate fees billed by Goldstein Golub Kessler LLP for professional services rendered for the audit of the Company's annual financial statements for the fiscal years ended December31, 2003 and 2002, and for the review of the financial statements included in the Company's Quarterly Reports on Form 10-QSB for fiscal years 2003 and 2002 were $37,585 and $40,142, respectively.

AUDIT RELATED FEES

      Other than the fees described under the caption "Audit Fees" above, Goldstein Golub Kessler LLP did not bill any fees for services rendered to us during fiscal years 2003 and 2002 for assurance and related services in connection with the audit or review of our consolidated financial statements.

TAX FEES

      There were no fees billed by Goldstein Golub Kessler LLP for other professional services rendered during the fiscal years ended December 31, 2003 and 2002.

ALL OTHER FEES

      There were no fees billed by Goldstein Golub Kessler LLP for other professional services rendered during the fiscal years ended December 31, 2003 and 2002.

PRE-APPROVAL OF SERVICES

      We do not have an audit committee. Our Board of Directors pre-approves all services, including both audit and non-audit services, provided by our independent accountants. For audit services, each year the independent auditor provides our Board of Directors with an engagement letter outlining the scope of the audit services proposed to be performed during the year, which must be formally accepted by the Board of Directors before the audit commences. The independent auditor also submits an audit services fee proposal, which also must be approved by the Board of Directors before the audit commences.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SHELRON GROUP, INC.

Dated: May 19, 2004

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

       Signature               Capacity                     Date

       /s/ Eliron Yaron        President and Director       May 19, 2004
       ------------------
       Eliron Yaron