Form 10QSB
period 2004-03-31
SHELRON GROUP INC
filed 2004-06-22
CIK 1125903

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2004

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to ________________

Commission File Number:  0-31176

                               Shelron Group, Inc.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                  Delaware                                04-2968425
                  --------                                ----------
     (State or other jurisdiction or                   (I.R.S. Employer
      incorporation or organization)                   Identification No)


                      29 Broadway, New York, New York 10006
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                  516-620-6794
--------------------------------------------------------------------------------
                           (Issuer's telephone number)


--------------------------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period) that the issuer was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

         Yes [X] No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING DURING THE PRECEDING FIVE YEARS

         Check whether the issuer filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

         Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, as of the close of business on June 18, 2004 was 292,527,664.

                                      INDEX

                               SHELRON GROUP, INC.

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements.                                 Page

Consolidated Balance Sheets as of December 31, 2003 and
     March 31, 2004 (unaudited)                                               2

Consolidated Statements of Operations (unaudited) - for the
     three months ended March 31, 2004 and 2003                               3

Consolidated Statements of Cash Flows (unaudited) - for the
     three months ended March 31, 2004 and 2003                               4

Notes to Condensed Financial Statements                                       5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results  of Operations                                 5

Item 3.  Controls and Procedures                                              6

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                    7

Item 2.  Changes in Securities                                                7

Item 3.  Default Upon Senior Securities                                       7

Item 4.  Submission of Matters to a Vote of Security Holders                  7

Item 5.  Other Information                                                    7

Item 6.  Exhibits and Reports on Form 8-K                                     7

Signatures

Certifications

                               SHELRON GROUP INC.
                        Formerly TTTTickets Holding Corp.

                           CONSOLIDATED BALANCE SHEET
                          (a development stage company)

                                     ASSETS

                                                                                     March 31,           December 31,
                                                                                       2004                  2003
                                                                                    -----------          -----------
                                                                                    (unaudited)           (audited)

CURRENT ASSETS:
         Cash                                                                       $   157,516          $    12,743
                                                                                    -----------          -----------
                  Total Current Assets                                                  157,516               12,743

         Property and Equipment, net of accumulated depreciation of $31,921
                  and $28,090                                                            16,407               17,887
                                                                                    -----------          -----------
                  Total Assets                                                      $   173,923          $    30,630
                                                                                    ===========          ===========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

         Accounts payable and accrued expenses                                      $   197,253          $   242,679
         Due to stockholder                                                             290,430              251,430
         Subscriptions payable                                                            6,000                6,000
         Notes payable                                                                  210,000               65,000
         Debentures payable                                                             150,200              350,400
                                                                                    -----------          -----------
                  Total liabilities                                                     853,883              750,055
                                                                                    ===========          ===========

STOCKHOLDERS' DEFICIENCY:
         Series A preferred stock $.001 par value,
              Shares authorized 10,000,000                                                1,000                1,000
              Issued and outstanding 1,000,000
         Common stock, par value $.001 per share
              Authorized shares - 500,000,000 shares;
              Issued and Outstanding 255,027,664,and 178,527,664
              shares, respectively                                                      255,027              178,527
         Additional paid in capital                                                   1,006,532              805,832
         Deficit accumulated during the development stage                            (1,942,519)          (1,870,238)
                                                                                    -----------          -----------
                  Total Stockholders' Deficiency                                       (679,960)            (884,879)
                                                                                    -----------          -----------
                  Total Liabilities and Stockholders' Deficiency                    $   173,923          $    30,630
                                                                                    ===========          ===========

See notes to consolidated financial statements

                               SHELRON GROUP INC.
                        Formerly TTTTickets Holding Corp.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                  Three Months Ended March 31,
                                                              ------------------------------------
                                                                  2004                   2003
                                                              -------------          -------------
REVENUE                                                       $          --          $          --
                                                              -------------          -------------

Consulting Fees                                                       6,790                 66,849
Salaries                                                             39,000                 39,000
Professional Fees                                                     2,342                    185

Office Expenses                                                      16,708                  1,815
Rent                                                                  3,000                  3,000
Depreciation and Amortization                                         3,831                  5,706
Interest
Expense                                                                 611                 34,903
                                                              -------------          -------------
Total Expenses                                                       72,282                151,458
                                                              -------------          -------------
Net Loss                                                      $     (72,282)         $    (151,458)
                                                              =============          =============
        Basic and Diluted Net Income (Loss) Per Share         $        (.00)         $        (.00)

                                                              =============          =============
Weighted Average Number of Shares Outstanding                   216,777,664             73,311,856
                                                              -------------          -------------


See notes to consolidated financial statements

                               SHELRON GROUP INC.
                        Formerly TTTTickets Holding Corp.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                         Three Months Ended March 31,
                                                                                         ----------------------------
                                                                                           2004               2003
                                                                                         ---------          ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
         Net Loss                                                                        $ (72,282)         $(245,278)
                                                                                         ---------          ---------
         Adjustments  to  reconcile  net  loss to net  cash  used  in  operating activities:
                  Depreciation and amortization                                              3,831             43,850
                  Non-cash consulting fees                                                      --            181,500

         Changes in assets and liabilities:
              Increase in accounts receivable                                                   --             (4,288)
              Increase in prepaid expenses                                                      --             (7,500)
              Increase in Due to stockholder                                                39,000                 90
              Increase (decrease) in accounts payable & accrued expenses                   (45,426)            23,520
                                                                                         ---------          ---------
         Net cash used in operating activities                                           $ (74,877)            (8,106)
                                                                                         ---------          ---------
CASH USED IN INVESTING ACTIVITIES
         Purchase of equipment                                                              (2,350)
                                                                                         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Sale of Common Stock                                                               77,000                 --
         Proceeds of Notes payable                                                         150,000                 --
         Payments on Notes payable                                                         145,000                 --
         Proceeds from debentures                                                               --              7,500
         Stock subscription                                                                     --              3,000
                                                                                         ---------          ---------
Net cash provided by financing activities                                                  222,000             10,500
                                                                                         ---------          ---------
INCREASE  IN CASH                                                                          144,773              2,394

CASH - BEGINNING OF PERIOD                                                                  12,743                512
                                                                                         ---------          ---------
CASH - END OF PERIOD                                                                     $ 157,516          $   2,906
                                                                                         =========          =========

See notes to consolidated financial statements

NOTES TO FINANCIAL STATEMENTS

1. GENERAL

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions for Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2004. The accompanying consolidated financial statements should be read in conjunction with the Company's annual report filed with the Securities and Exchange Commission in May 2004.

2. GOING CONCERN

The accompanying financial statements have been prepared on a going-concern basis, which presumes that the Company will be able to continue to meet its obligations and realize its assets in the normal course of business. As shown in the accompanying financial statements, the Company has a history of losses with an accumulated deficit of $1,942,519. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required. The outcome of these uncertainties cannot be assured.

3. COMMON STOCK

During the quarter ended March 31, 2004, the Company issued 5,000,000 shares to three investors for proceeds of $77,000. Also during the period, $200,200 of Debentures were converted into 71,500,000 shares of common stock.

4. OPTIONS AND WARRANTS

Not applicable.

5. LEGAL PROCEEDINGS

None.

ITEM 2 MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

For the three months ended March 31, 2004 and March 31, 2003 there were no revenues.

General and Administrative Expenses

For the three months ended March 31, 2004, general and administrative expenses were $72,282 as compared to $151,458 for the three months ended March 31, 2003. Management attributes the decrease in general and administrative expenses primarily to reorganization and reduction of staff.

Liquidity and Capital Resources

As of March 31, 2004, we had a cash balance of $157,516. In November 2001, we received subscriptions from three investors to purchase 8% Senior Subordinated Convertible Redeemable Debentures ("the Debentures") of the company in the aggregate principal amount of $1,000,000, of which approximately $500,000 was paid as of the such date and the balance may be paid to the company provided, among other things, there has been full conversion or repayment of the initial $500,000 aggregate principal amount of the Debentures. The Debentures were due and payable on October 24, 2003. The Debenture was not paid at maturity and was subsequently assigned to a new holder in December 2003. At March 31, 2004, the outstanding amount of the Debenture is $155,200. Such amount is expected to be converted into common shares by December 31, 2004.

The Company anticipates a significant increase in capital expenditures subject to obtaining additional financing, of which there can be no assurance. The Company's capital requirements depend on numerous factors, including market acceptance of the Company's products and services, ability to obtain additional financing, technological developments, capital expenditures and other factors. The Company had a working capital deficit as of March 31, 2004 and has an immediate need for additional financing to continue operations. If the Company does not immediately receive additional financing, the Company will be required to cease operations. If the Company obtains additional financing, of which there can be no assurance, the Company may sell equity securities. The sale of additional equity or convertible debentures could result in additional dilution to the stockholders. The outcome of these uncertainties cannot be assured. In March 2004, we received $150,000 from three individuals as a promissory note with an interest rate equal to the Libor rate. The principal and interest on this note is due and payable on July 31, 2004.

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

                                     Part II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDING

None.

ITEM 2. CHANGES IN SECURITIES

Issuance of Unrestricted Securities

During this quarter, the holder of the Debenture converted $200,200 of their debentures into 71,500,000 shares of common stock.

In March 2004, the Company issued 5,000,000 shares for $80,000 from three investors, of which $77,000 was received.

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

(b) Reports on Form 8-K

         None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   Signature                    Capacity                        Date
   ---------                    --------                        ----

   /s/ Eliron Yaron             President and Director          June 21, 2004
   ------------------
   Eliron Yaron