Form 10QSB
period 2004-06-30
SHELRON GROUP INC
filed 2004-08-20
CIK 1125903

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2004
                                -------------

                                       or

             |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________ to __________________

Commission File Number:  0-31176
                         -------

                               SHELRON GROUP, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         DELAWARE                                    04-2968425
-------------------------------              -----------------------------------
(State or other jurisdiction or              (I.R.S. Employer Identification No)
incorporation or organization)

                      29 BROADWAY, NEW YORK, NEW YORK 10006
               (Address of principal executive offices) (Zip Code)

                                  516-620-6794
                           (Issuer's telephone number)

                 (Former name, former address and former fiscal
                      year, if changed since last report)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         YES    |X|                  NO   |_|

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING DURING THE PRECEDING FIVE YEARS

      Check whether the issuer filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

         YES    |_|                 NO     |_|

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, as of the close of business on August 20, 2004 was 293,327,664.

                      SHELRON GROUP, INC. AND SUBSIDIARIES

                                      INDEX

Part I.  FINANCIAL INFORMATION                                             Page

Item 1.  Financial Statements:

Consolidated Balance Sheet at June 30, 2004                                   2

Consolidated Statements of Operations for the six and three
months ended June 30, 2004 and 2003, and for the period from
August 21, 2001 (date of inception)through June 30, 2004                      3

Consolidated Statements of Cash Flows for the six months ended
June 30, 2004 and 2003, and for the period from August 21, 2001 (date of
inception) through June 30, 2004                                              4

Notes to Consolidated Financial Statements                                    5

Item 2.  Management's Discussion and Analysis or Plan of Operations           5

Item 3.  Controls and Procedures                                              7

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                    7

Item 2.  Changes in Securities                                                7

Item 3.  Defaults upon Senior Securities                                      7

Item 4.  Submission of Matters to a Vote of Security Holders                  7

Item 5.  Other Information                                                    7

Item 6.  Exhibits and Reports on Form 8-K                                     7

Signatures

Certification

                       SHELRON GROUP INC. AND SUBSIDIARIES
                          (a development stage company)

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                        June 30, 2004  December 31,2003
                                                                         (unaudited)     (audited)
                                                                         -----------    -----------
Current Assets  - Cash                                                   $   156,994    $    12,743

Property and Equipment, net of accumulated depreciation of $43,252 and
$28,090, respectively                                                        155,076         17,887

Deferred tax asset, net of valuation allowance of $584,400 and
 $498,000, respectively                                                           --             --
                                                                         -----------    -----------
                  Total Assets                                           $   312,070    $    30,630
                                                                         ===========    ===========
                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:

         Accounts payable and accrued expenses                           $   210,396    $   242,679
         Due to shareholder                                                  320,681        251,430
         Subscriptions payable                                                 6,000          6,000
         Notes payable                                                       210,000         65,000
         Debentures payable                                                   81,450        350,400
                                                                         -----------    -----------
                  Total Current Liabilities                                  828,527        915,509
                                                                         ===========    ===========

Stockholders' Deficiency:
         Series A preferred stock $.001 par value,
              Authorized 10,000,000 shares,                                    1,000          1,000
              Issued and outstanding 1,000,000 shares
         Common stock, par value $.001 per share
              Authorized 500,000,000 shares;
              Issued and Outstanding 292,527,664 and
              178,527,664 shares, respectively                               292,527        178,527
         Additional paid-in capital                                        1,287,782        805,832
         Deficit accumulated during the development stage                 (2,097,766)    (1,870,238)
                                                                         -----------    -----------
              Total Stockholders' Deficiency                                (516,457)      (884,879)
                                                                         -----------    -----------
                  Total Liabilities and Stockholders' Deficiency         $   312,070    $    30,630
                                                                         ===========    ===========

See notes to consolidated financial statements

                       SHELRON GROUP INC. AND SUBSIDIARIES
                          (a development stage company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                       For the period
                                       Six Months Ended June 30,        Three Months Ended June 30,      from August
                                                                                                         21, 2001
                                                                                                      (date of inception)
                                         2004             2003            2004            2003        Through June 30, 2004
                                    -------------    -------------    -------------    -------------    -------------
Revenue                             $          --    $          --    $          --    $          --    $      31,188
                                    -------------    -------------    -------------    -------------    -------------
Operating Expenses:
    Consulting Fees                        43,262           81,098           36,472           14,249          661,639
    Salaries                               78,000           78,000           39,000           39,000          414,500
    Professional Fees                      45,892           35,970           43,550           35,785          313,388
    Office Expenses                        37,365            5,885           20,657            4,070           98,709
    Rent                                    6,000            6,000            3,000            3,000           34,000
    Depreciation and Amortization          15,162           11,412           11,331            5,706           58,252
    Interest Expense                        1,847           74,620            1,236           39,717          537,047
    Bad Debt Expense                           --               --               --               --            1,260
                                    -------------    -------------    -------------    -------------    -------------
Total Operating Expenses                  227,528          292,985          155,246          141,527        2,118,795
                                    -------------    -------------    -------------    -------------    -------------
Net Loss                            $    (227,528)   $    (292,985)   $    (155,246)   $    (141,527)   $  (2,087,607)
                                    =============    =============    =============    =============    =============
Net Loss Per Share -
    Basic &Diluted                  $       (0.00)   $       (0.00)   $       (0.00)   $       (0.00)   $       (0.01)

                                    =============    =============    =============    =============    =============
Weighted Average Number of
    Shares Outstanding -
    Basic and Diluted                 235,527,664      101,817,079      273,777,664       87,821,664      146,263,832
                                    =============    =============    =============    =============    =============

See notes to consolidated financial statements

                       SHELRON GROUP INC. AND SUBSIDIARIES
                          (a development stage company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                        For the period
                                                                                                          from August
                                                                                                          21, 2001
                                                                            Six Months Ended June 30,  (date of inception)
                                                                             2004             2003     Through June 30, 2004
                                                                           -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net Loss                                                          $  (227,528)   $  (292,985)   $(2,087,607)
                                                                           -----------    -----------    -----------
         Adjustments to reconcile net loss to net cash used in operating activities:
              Non-cash revenue
                                                                                                             (26,500)
              Amortization of original issue discount
                and beneficial conversion feature                                   --         53,252        545,976
              Amortization                                                       7,500          3,750         22,500
              Depreciation                                                       7,662          7,662         35,752
              Non-cash expenses                                                     --             --            745
            Non-cash consulting fees                                                --         32,600        216,660

              Consulting fees financed through notes payable                        --          5,000         30,000
         Changes in assets and liabilities:
              (Decrease) Increase in accounts payable
                                & accrued expenses                             (40,083)        71,828        175,315
              Increase in due to stockholder                                    69,251         80,000        320,681
                                                                           -----------    -----------    -----------
         Net cash used in operating activities                             $  (183,198)   $   (38,893)   $  (766,478)
                                                                           -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
         Purchase of property and equipment                                     (2,351)            --         (7,828)
              Acquisition of software asset                                   (142,200)            --       (142,200)
                                                                           -----------    -----------    -----------
              Net cash used in investing activities                           (144,551)            --       (150,028)
                                                                           -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from issuance of common stock                                327,000             --        364,000
         Proceeds from issuance of debentures                                       --         14,500        512,000
         Increase in stock subscriptions payable                                    --             --          6,000

         Payment of deferred finance fees                                           --             --        (15,000)

         Proceeds from notes payable                                           150,000         19,000        211,500
         Payments on Notes Payable                                              (5,000)                       (5,000)
                                                                           -----------    -----------    -----------
Net cash provided by financing activities                                      472,000         33,500      1,073,500
                                                                           -----------    -----------    -----------
INCREASE (DECREASE) IN CASH                                                    144,251         (5,393)       156,994
CASH - BEGINNING OF PERIOD                                                      12,743          7,196             --
                                                                           -----------    -----------    -----------
CASH - END OF PERIOD                                                       $   156,994    $     1,803    $   156,994
                                                                           ===========    ===========    ===========
See notes to consolidated financial statements

SUPPLEMENTAL SCHEDULE OF NON CASH FINANCING ACTIVITIES:
Consulting fees financed through notes payable                             $        --    $     5,000    $    30,000

Consulting fees paid in exchange for series A preferred
      stock issuance                                                       $        --    $        --    $     1,000
Conversion of debentures and related interest to common stock              $   268,950    $    88,360    $   502,510
Consulting fees exchanged for shares of common stock                       $        --    $    32,600    $   215,660
Non-cash dividend paid                                                     $        --    $        --    $    10,159

NOTES TO FINANCIAL STATEMENTS

1. GENERAL

As used in these financial statements the term "Company" refers to Shelron Group Inc. and Subsidiaries.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions for Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Results of operations for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2004. The accompanying consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003 filed with the Securities and Exchange Commission in May 2004.

2. GOING CONCERN

The accompanying financial statements have been prepared on a going-concern basis, which presumes that the Company will be able to continue to meet its obligations and realize its assets in the normal course of business. As shown in the accompanying financial statements, the Company has a history of losses with an accumulated deficit of $2,097,766 at June 30, 2004. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required. The outcome of these uncertainties cannot be assured.

3. COMMON STOCK

During the three month period ended June 30, 2004, the Company issued 10,000,000 shares to investors for proceeds in the aggregate of $250,000.

During the three month period ended June 30, 2004, the holder of the debentures converted $68,750 into 27,500,000 shares of common stock.

4. OPTIONS AND WARRANTS

Not applicable.

5. LEGAL PROCEEDINGS

None.

6. SUBSEQUENT EVENT

On July 17, 2004, the Company issued 800,000 shares to an investor for proceeds in the aggregate of $15,000.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

OVERVIEW

The Company is a technology company developing enterprise application integration products which integrate independent business software applications to unify a variety of enterprise information and services. The Company is also developing advanced solutions for the e-business markets. The Company intends to market its products and services to medium to large-sized enterprises located in the United States, Europe and Israel.

REVENUES

The Company has not reported any significant revenues since inception, on August 21, 2001, through June 30, 2004.

GENERAL AND ADMINISTRATIVE EXPENSES

For the six months ended June 30, 2004, general and administrative expenses were $227,528 as compared to $292,985 for the six months ended June 30, 2003. Management attributes the decrease in general and administrative expenses primarily to reorganization and reduction of staff.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2004, the Company had a cash balance of $156,994.

In November 2001, the Company received subscriptions from three investors to purchase 8% Senior Subordinated Convertible Redeemable Debentures ("the Debentures") of the Company in the aggregate principal amount of $1,000,000. Approximately $500,000 of the Debentures was paid to the Company as of such date and the balance may be paid to the Company provided, among other things, there has been full conversion or repayment of the initial $500,000 aggregate principal amount of the Debentures. The Debentures were due and payable on October 24, 2003. The Debenture was not paid at maturity and was subsequently assigned to a new holder in December 2003. At June 30, 2004, the outstanding amount of the Debentures is $81,450. The outstanding Debentures are expected to be converted into a fixed number of shares of common stock pursuant to the terms of a settlement agreement made between the Company and the holder of the Debenture in April 2004.

The Company anticipates a significant increase in capital expenditures, subject to obtaining additional financing, of which there can be no assurance. The Company's capital requirements depend on numerous factors, including market acceptance of the Company's products and services, technological developments, capital expenditures, the amount of additional financing, if any, and other factors. The Company had a working capital deficit as of June 30, 2004 and has an immediate need for additional financing to continue operations. If the Company does not immediately receive additional financing, the Company may have to cease its business operations. The Company can make no assurances that it will obtain additional financing, or that if it does obtain such financing, that the terms of such financing will be favorable to the Company. If the Company obtains additional financing, the terms of such financing may require the Company to sell its equity securities, or enter into debt arrangements. The sale of additional equity or convertible debentures could result in additional dilution to the stockholders. The outcome of these uncertainties cannot be assured.

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

ITEM 3 CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company's management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report (the "Evaluation Date"). Based on this evaluation, the Company's principal executive officer and principal financial officer concluded as of the Evaluation Date that the Company's disclosure controls and procedures were effective such that the material information required to be included in its Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, including its consolidating subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls during the period covered by this Report or subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

                                    PART II
                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDING

None.

ITEM 2. CHANGES IN SECURITIES

On April 15, 2004, pursuant to signed subscription agreements, the Company issued 10,000,000 shares of common stock in the aggregate to two non-US entities for proceeds of $250,000 in the aggregate. The Company sold the shares of common stock to the investors in reliance upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and Regulation S promulgated thereunder.

Also during the period, the holder of the debenture converted $68,750 of the debenture into 27,500,000 shares of common stock, which were subsequently issued.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

    31 Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

    32 Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) REPORTS ON FORM 8-K

         None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized..

Signature                  Capacity                           Date

/s/ Eliron Yaron           President and Director             August 20, 2004
------------------
Eliron Yaron