Form 10QSB/A
period 2004-03-31
SHELRON GROUP INC
filed 2004-09-07
CIK 1125903

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2004

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________ to _________________

Commission File Number:  0-31176
                         -------

                               Shelron Group, Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

       Delaware                                             04-2968425
-------------------------------             ------------------------------------
(State or other jurisdiction or             (I.R.S. Employer Identification No)
incorporation or organization)

                        29 Broadway, New York, New York 10006
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                  516-620-6794
                           ---------------------------
                           (Issuer's telephone number)

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

                          Yes   |_|                 No     |X|

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, as of the close of business on June 18, 2004 was 292,527,664.

                      SHELRON GROUP, INC. AND SUBSIDIARIES

                                      INDEX

Part I.  FINANCIAL INFORMATION
                                                                           Page

Item 1.  Financial Statements:

Consolidated Balance Sheet at March 31,                                        2
2004

Consolidated Statements of Operations for the three months ended
March 31, 2004 and 2003, and for the period from August 21, 2001
(date of inception) through March 31, 2004                                     3


Consolidated Statements of Cash Flows for the three months ended
March 31, 2004 and 2003, and for the period from August 21, 2001
(date of inception) through March 31, 2004                                     4


Notes to Consolidated Financial Statements                                     5

Item 2.  Management's Discussion and Analysis or Plan of Operations            5

Item 3.  Controls and Procedures                                               6


Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                     7

Item 2.  Changes in Securities                                                 7

Item 3.  Defaults upon Senior Securities                                       7

Item 4.  Submission of Matters to a Vote of Security Holders                   7

Item 5.  Other Information                                                     7

Item 6.  Exhibits and Reports on Form 8-K                                      7

Signatures

Certification

                       SHELRON GROUP INC. AND SUBSIDIARIES
                          (a development stage company)

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                       March 31, 2004  December 31, 2003
                                                                        --------------  -----------------
                                                                         (unaudited)     (audited)
Current Assets - Cash                                                    $   157,516    $    12,743

Property and Equipment, net of accumulated depreciation of $31,921 and
             $28,090, respectively                                            16,407         17,887

Deferred tax asset, net of valuation allowance of $525,400 and
            $498,000, respectively                                                --             --
                                                                         -----------    -----------
                  Total Assets                                           $   173,923    $    30,630
                                                                         ===========    ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:

         Accounts payable and accrued expenses                           $   197,253    $   242,679
         Due to shareholder                                                  290,430        251,430
         Subscriptions payable                                                 6,000          6,000
         Notes payable                                                       210,000         65,000
         Debentures payable                                                  150,200        350,400
                                                                         -----------    -----------
                  Total Current Liabilities                                  853,883        915,509
                                                                         ===========    ===========

Stockholders' Deficiency:
         Series A preferred stock $.001 par value,
              Authorized 10,000,000 shares,                                    1,000          1,000
              Issued and outstanding 1,000,000 shares
         Common stock, par value $.001 per share
              Authorized 500,000,000 shares;
              Issued and Outstanding 255,027,664 and
              178,527,664 shares, respectively                               255,027        178,527
         Additional paid-in capital                                        1,006,532        805,832
         Deficit accumulated during the development stage                 (1,942,519)    (1,870,238)
                                                                         -----------    -----------
              Total Stockholders' Deficiency                                (679,960)      (884,879)
                                                                         -----------    -----------
                  Total Liabilities and Stockholders' Deficiency         $   173,923    $    30,630
                                                                         ===========    ===========

See notes to consolidated financial statements

                       SHELRON GROUP INC. AND SUBSIDIARIES
                          (a development stage company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                        For the period from
                                                                                          August 21, 2001
                                                                                         (date of inception)
                                                Three Months Ended March 31,              through March 31,
                                              2004                     2003                   2004
                                           -------------           -------------           -------------
Revenue                                    $          --           $          --           $      31,188
                                           -------------           -------------           -------------

Operating Expenses:
    Consulting Fees                                6,790                  66,849                 625,167
    Salaries                                      39,000                  39,000                 375,500
    Professional Fees                              2,342                     185                 269,838
    Office Expenses                               16,708                   1,815                  78,052
    Rent                                           3,000                   3,000                  31,000
    Depreciation and Amortization                  3,831                   5,706                  46,921
    Interest Expense                                 611                  34,903                 535,811
    Bad Debt Expense                                  --                      --                   1,260
                                           -------------           -------------           -------------
Total Operating Expenses                          72,282                 151,458               1,963,549
                                           -------------           -------------           -------------
Net Loss                                   $     (72,282)          $    (151,458)          $  (1,932,361)
                                           =============           =============           =============
Net Loss Per Share -
    Basic & Diluted                        $       (0.00)          $       (0.00)          $       (0.01)
                                           =============           =============           =============
Weighted Average Number of
    Shares Outstanding -
    Basic and Diluted                        216,777,664              73,311,856             127,513,832

                                           =============           =============           =============

See notes to consolidated financial statements

                       SHELRON GROUP INC. AND SUBSIDIARIES
                          (a development stage company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                      For the period from
                                                                                Three                   August 21, 2001
                                                                              Months Ended March 31,   (date of inception)
                                                                           --------------------------    through March
                                                                              2004           2003         31, 2004
                                                                           --------------------------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net Loss                                                          $   (72,282)   $  (151,458)   $(1,932,361)
                                                                           -----------    -----------    -----------
         Adjustments to reconcile net loss to net cash used in operating activities:
              Non-cash revenue                                                                               (26,500)
              Amortization of original issue discount
                and beneficial conversion feature                                   --         25,253        545,976
              Depreciation and Amortization                                      3,831          5,706         46,921
              Non-cash expenses                                                     --             --            745
                    Non-cash consulting fees                                        --         32,600        216,660
              Consulting fees financed through notes payable                        --          5,000         30,000
         Changes in assets and liabilities:
              (Decrease) Increase in accounts payable
                & accrued expenses                                             (45,426)        34,921        169,974
              Increase in due to stockholder                                    39,000         41,000        290,430
                                                                           -----------    -----------    -----------
         Net cash used in operating activities                             $   (74,877)   $    (6,978)   $  (658,155)
                                                                           -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
         Purchase of property and equipment                                     (2,350)            --         (7,829)
                                                                           -----------    -----------    -----------
              Net cash used in investing activities                             (2,350)            --         (7,829)
                                                                           -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from issuance of common stock                                 77,000             --        114,000
         Proceeds from issuance of debentures                                       --             --        512,000
         Increase in stock subscriptions payable                                    --             --          6,000
         Payment of deferred finance fees                                           --             --        (15,000)
         Proceeds from notes payable                                           150,000             --        211,500
         Payments on Notes Payable                                              (5,000)            --         (5,000)
                                                                           -----------    -----------    -----------
Net cash provided by financing activities                                      222,000             --        823,500
                                                                           -----------    -----------    -----------
INCREASE (DECREASE) IN CASH                                                    144,773         (6,978)       157,516
CASH - BEGINNING OF PERIOD                                                      12,743          7,196             --
                                                                           -----------    -----------    -----------
CASH - END OF PERIOD                                                       $   157,516    $       218    $   157,516
                                                                           ===========    ===========    ===========
See notes to consolidated financial statements

SUPPLEMENTAL SCHEDULE OF NON CASH FINANCING ACTIVITIES:
Consulting fees financed through notes payable                             $        --    $     5,000    $    30,000
Consulting fees paid in exchange for series A preferred
      stock issuance                                                       $        --    $        --    $     1,000
Conversion of debentures and related interest to common stock              $   200,200    $        --    $   433,760
Consulting fees exchanged for shares of common stock                       $        --    $    32,600    $   215,660
Non-cash dividend paid                                                     $        --    $        --    $    10,159

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

2. GOING CONCERN

The accompanying financial statements have been prepared on a going-concern basis, which presumes that the Company will be able to continue to meet its obligations and realize its assets in the normal course of business. As shown in the accompanying financial statements, the Company has a history of losses with a deficit accumulated during the development stage of $1,942,519. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required. The outcome of these uncertainties cannot be assured.

3. COMMON STOCK
During the quarter ended March 31, 2004, the Company issued 5,000,000 shares to three investors for proceeds of $77,000. Also during the period, $200,200 of Debentures were converted into 71,500,000 shares of common stock.

4. OPTIONS AND WARRANTS

Not applicable.

5. LEGAL PROCEEDINGS

None.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Overview

Shelron Group Inc. (the "Company") is a technology company developing enterprise application integration products which integrate independent business software applications to unify a variety of enterprise information and services. We intend to market our products and services to medium to large-sized enterprises located in the United States, Europe and Israel.

For the three months ended March 31, 2004 and March 31, 2003, there were no revenues.

General and Administrative Expenses

For the three months ended March 31, 2004, general and administrative expenses were $72,282 as compared to $151,458 for the three months ended March 31, 2003. Management attributes the decrease in general and administrative expenses primarily to reorganization and reduction of staff.

Liquidity and Capital Resources

As of March 31, 2004, we had a cash balance of $157,516. In November 2001, we received subscriptions from three investors to purchase 8% Senior Subordinated Convertible Redeemable Debentures ("the Debentures") of the Company in the aggregate principal amount of $1,000,000, of which approximately $500,000 was paid as of such date and the balance may be paid to the Company provided, among other things, there has been full conversion or repayment of the initial $500,000 aggregate principal amount of the Debentures. The Debentures were due and payable on October 24, 2003. The Debenture was not paid at maturity and was subsequently assigned to a new holder in December 2003. At March 31, 2004, the outstanding amount of the Debenture is $150,200. Such amount is expected to be converted into common shares by December 31, 2004. In March 2004, the Company received $150,000 from three individuals as a promissory note with an interest rate equal to the Libor rate. The principal and interest on this note is due and payable on July 31, 2004.

The Company anticipates a significant increase in capital expenditures subject to obtaining additional financing, of which there can be no assurance. The Company's capital requirements depend on numerous factors, including market acceptance of the Company's products and services, ability to obtain additional financing, technological developments, capital expenditures and other factors. The Company had a working capital deficit as of March 31, 2004 and has an immediate need for additional financing to continue operations. If the Company does not immediately receive additional financing, the Company will be required to cease operations. In order for the Company to obtain additional financing, it may be required to sell equity or debt securities. The sale of additional equity or convertible debentures could result in additional dilution to the stockholders. The outcome of these uncertainties cannot be assured.

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

                                     Part II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDING

None.

ITEM 2. CHANGES IN SECURITIES

Issuance of Unrestricted Securities

During the quarter, the holder of the Debenture converted $200,200 of the Debenture into 71,500,000 shares of common stock.

In March 2004, pursuant to signed subscription agreements, the Company issued 5,000,000 shares to three investors for aggregate proceeds in the amount of $80,000, of which $77,000 was received by the Company. The Company sold the shares of common stock to the investors in reliance upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and Regulation S promulgated thereunder.

 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5. OTHER INFORMATION

Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

          Certification of Principal Executive Officer and Principal Financial
   31 Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. Certification of Principal Executive Officer and Principal Financial
   32     Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

      None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized..

Signature                     Capacity                       Date

/s/ Eliron Yaron              President and Director         September 3, 2004
----------------
Eliron Yaron