Form 10QSB
period 2004-09-30
SHELRON GROUP INC
filed 2004-11-15
CIK 1125903

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2004
                                ------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to ____________________

Commission File Number:  0-31176
                         -------

                               Shelron Group, Inc.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Delaware                                   04-2968425
--------------------------------------------------------------------------------
 (State or other jurisdiction              (I.R.S. Employer Identification No)
or incorporation or organization)

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

         Yes  X                  No
            -----                  -----

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING DURING THE PRECEDING FIVE YEARS

         Check whether the issuer filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

         Yes                     No
            -----                  -----
APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, as of the close of business on November 15, 2004 was 303,755,205

                      SHELRON GROUP, INC. AND SUBSIDIARIES
                          (a development stage company)

                                      INDEX

Part I.  FINANCIAL INFORMATION                                                                     Page
Item 1.  Financial Statements:

Consolidated Balance Sheet at September 30, 2004                                                   2

Consolidated Statements of Operations for the nine and  three months ended
September 30, 2004 and 2003, and for the period from August 21, 2001 (date of inception)
through September 30, 2004                                                                         3

Consolidated Statements of Cash Flows for the nine months ended
September 30, 2004 and 2003, and for the period from August 21, 2001 (date of inception)
through September 30, 2004                                                                         4

Notes to Consolidated Financial Statements                                                         5

Item 2.  Management's Discussion and Analysis or Plan of Operations                                5

Item 3.  Controls and Procedures                                                                   6

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                                         7

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                               7

Item 3.  Defaults upon Senior Securities                                                           7

Item 4.  Submission of Matters to a Vote of Security Holders                                       7

Item 5.  Other Information                                                                         7

Item 6.  Exhibits                                                                                  8

Signatures

Certification

                       SHELRON GROUP INC. AND SUBSIDIARIES
                          (a development stage company)


                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                                   September 30,    December 31,
                                                                                       2004            2003
                                                                                    -----------    -----------
                                                                                    (unaudited)     (audited)
Current Assets
         Cash                                                                       $    63,501    $    12,743
         Note receivable                                                                 20,000             --
                                                                                    -----------    -----------
                  Total Current Assets                                                   83,501         12,743

Property and Equipment, net of accumulated depreciation of $54,583 and
         $28,090, respectively                                                          147,197         17,887

Deferred tax asset, net of valuation allowance of $ 620,000 and
         $498,000, respectively                                                              --             --
                                                                                    -----------    -----------
                  Total Assets                                                      $   230,698    $    30,630
                                                                                    ===========    ===========

                                         LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:

         Accounts payable and accrued expenses                                      $   162,226    $   242,679
         Due to shareholder                                                             347,610        251,430
         Subscriptions payable                                                            6,000          6,000
         Notes payable                                                                   60,000         65,000
         Debentures payable                                                              81,450        350,400
                                                                                    -----------    -----------
                  Total Current Liabilities                                             657,286        915,509
                                                                                    -----------    -----------
Stockholders' Deficiency:
         Series A preferred stock $.001 par value,
              Authorized 10,000,000 shares,                                               1,000          1,000
              Issued and outstanding 1,000,000 shares
         Common stock, par value $.001 per share
              Authorized 500,000,000 shares;
              Issued and Outstanding 300,555,205 and
              178,527,664 shares, respectively                                          300,555        178,527
         Additional paid-in capital                                                   1,464,754        805,832
         Deficit accumulated during the development stage                            (2,192,897)    (1,870,238)
                                                                                    -----------    -----------
              Total Stockholders' Deficiency                                           (426,588)      (884,879)
                                                                                    -----------    -----------
                  Total Liabilities and Stockholders' Deficiency                    $   230,698    $    30,630
                                                                                    ===========    ===========



See notes to consolidated financial statements

                       SHELRON GROUP INC. AND SUBSIDIARIES
                          (a development stage company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                            Nine Months Ended               Three Months Ended             For the period from
                                             September 30,                     September 30,                  August 21, 2001
                                        2004             2003              2004            2003            (date of inception)
                                                                                                          Through September 30,2004
                                    -------------    -------------    -------------    -------------      -------------------------
Revenue                             $          --    $          --    $          --    $          --         $      31,188
                                    -------------    -------------    -------------    -------------         -------------

Operating Expenses:
    Consulting Fees                       109,341           81,098           66,079               --               727,718
    Salaries                              117,000          117,000           39,000           39,000               453,500
    Professional Fees                      11,090           46,470          (34,802)          10,500               278,586
    Office Expenses                        56,959           20,562           19,594           14,677               118,303
    Rent                                     (557)           9,000           (6,557)           3,000                27,443
    Depreciation and Amortization          26,493           17,118           11,331            5,706                69,583
    Interest Expense                        2,333           86,089              486           11,469               537,533
    Bad Debt Expense                           --               --               --               --                 1,260
                                    -------------    -------------    -------------    -------------         -------------
Total Operating Expenses                  322,659          377,337           95,131           84,352             2,213,926
                                    -------------    -------------    -------------    -------------         -------------

Net Loss                            $    (322,659)   $    (377,337)   $     (95,131)   $     (84,352)        $  (2,182,738)
                                    =============    =============    =============    =============         =============

Net Loss Per Share -
    Basic &Diluted                  $       (0.00)   $       (0.00)   $       (0.00)   $       (0.00)        $       (0.01)
                                    =============    =============    =============    =============         =============

Weighted Average Number of
    Shares Outstanding -
    Basic and Diluted                 271,444,247      126,036,980      294,323,612      144,237,185           146,263,832
                                    =============    =============    =============    =============         =============



See notes to consolidated financial statements

                       SHELRON GROUP INC. AND SUBSIDIARIES

                          (a development stage company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                         For the period from
                                                                 Nine Months Ended September 30,           August 21, 2001
                                                                  ----------------------------          (date of inception)
                                                                      2004           2003             Through September 30, 2004
                                                                  -----------      -----------        --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                      $  (322,659)     $  (377,337)               $(2,182,738)
                                                                  -----------      -----------                -----------
    Adjustments to reconcile net loss to
     net cash used in operating activities:
       Non-cash revenue                                                                                           (26,500)
       Amortization of original issue discount
         and beneficial conversion feature                                 --           59,983                    545,976
       Amortization                                                    15,000            5,625                     30,000
       Depreciation                                                    11,493           11,493                     39,583
       Non-cash expenses                                                   --               --                        745
       Non-cash consulting fees                                            --           32,600                    216,660
       Consulting fees financed through notes payable                      --            5,000                     30,000
    Changes in assets and liabilities:
       (Decrease) Increase in accounts payable
           & accrued expenses                                         (80,453)          74,647                    134,945
       Increase in due to stockholder                                  96,180          118,000                    347,610
                                                                  -----------      -----------                -----------
    Net cash used in operating activities                         $  (280,439)     $   (69,989)               $  (863,719)
                                                                  -----------      -----------                -----------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                                 (5,803)              --                    (11,280)
    Acquisition of  Software Asset                                   (150,000)              --                   (150,000)
                                                                  -----------      -----------                -----------
    Net cash used in investing activities                            (155,803)              --                   (161,280)
                                                                  -----------      -----------                -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock                            492,000               --                    529,000
    Proceeds from issuance of debentures                                   --           39,500                    512,000
    Increase in stock subscriptions payable                                --               --                      6,000
    Payment of deferred finance fees                                       --               --                    (15,000)
    Proceeds from notes payable                                            --           31,500                     61,500
    Payments on Notes Payable                                          (5,000)              --                     (5,000)
                                                                  -----------      -----------                -----------
Net cash provided by financing activities                             487,000           71,000                  1,088,500
                                                                  -----------      -----------                -----------
INCREASE IN CASH                                                       50,758            1,011                     63,501
CASH - BEGINNING OF PERIOD                                             12,743            7,196                         --
                                                                  -----------      -----------                -----------
CASH - END OF PERIOD                                              $    63,501      $     8,207                $    63,501
                                                                  ===========      ===========                ===========
See notes to consolidated financial statements

SUPPLEMENTAL SCHEDULE OF NON CASH FINANCING ACTIVITIES:
Consulting fees financed through notes payable                    $        --      $     5,000                $    30,000
Consulting fees paid in exchange for series A preferred
    stock issuance                                                         --               --                      1,000
Conversion of debentures and related interest to common stock         268,950          181,597                    502,510
Consulting fees exchanged for shares of common stock                       --           32,600                    215,660
Non-cash dividend paid                                                     --               --                     10,159
Issuance of Common Stock for a note receivable                         20,000               --                     20,000

NOTES TO FINANCIAL STATEMENTS

1. GENERAL

As used in these financial statements the term "Company" refers to Shelron Group Inc. and Subsidiaries.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions for Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Results of operations for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2004. The accompanying consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003 filed with the Securities and Exchange Commission in May 2004.

2. GOING CONCERN

The accompanying financial statements have been prepared on a going-concern basis, which presumes that the Company will be able to continue to meet its obligations and realize its assets in the normal course of business. As shown in the accompanying financial statements, the Company has a history of losses with an accumulated deficit of $2,192,897 at September 30, 2004. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required. The outcome of these uncertainties cannot be assured.

3. COMMON STOCK

During the three month period ended September 30, 2004, the Company issued 6,974,541 shares to investors for proceeds in the aggregate of $165,000.

During the three month period ended September 30, 2004, the Company issued 1,053,000 shares to an investor for a note receivable in the aggregate of $20,000. The note receivable was collected on October 27, 2004.

4. OPTIONS AND WARRANTS

Not applicable.

5. LEGAL PROCEEDINGS

None.

6. SUBSEQUENT EVENTS

On November 5th 2004, the Company issued 3,000,000 shares to an investor for proceeds in the aggregate of $50,000.

On November 5th 2004, the Company issued 200,000 shares to a service provider for services rendered to the company.

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

Revenues

The Company has not reported any significant revenues since its inception on August 21, 2001 through September 30, 2004.

General and Administrative Expenses

For the nine months ended September 30, 2004, general and administrative expenses were $322,659 as compared to $377,337 for the nine months ended September 30, 2003. Management attributes the decrease in general and administrative expenses to the adjustment of management used estimates to actual incurred expenses, and to the retroactive adjustment of rent expenses deriving from the reorganization of our offices in Israel.

Liquidity and Capital Resources

As of September 30, 2004, the Company had a cash balance of $63,501.
Other current assets consist of a note receivable of $20,000 in regard of which funds were received on October 27, 2004.

In November 2001, the Company received subscriptions from three investors to purchase 8% Senior Subordinated Convertible Redeemable Debentures ("the Debentures") of the Company in the aggregate principal amount of $1,000,000. Approximately $500,000 of the Debentures was paid to the Company as of such date and the balance may be paid to the Company provided, among other things, there has been full conversion or repayment of the initial $500,000 aggregate principal amount of the Debentures. The Debentures were due and payable on October 24, 2003. The Debenture was not paid at maturity and was subsequently assigned to a new holder in December 2003. At September 30, 2004, the outstanding amount of the Debentures is $81,450. The outstanding Debentures are expected to be converted into a fixed number of shares of common stock pursuant to the terms of a settlement agreement made between the Company and the holder of the Debenture in April 2004.

The Company anticipates a significant increase in capital expenditures, subject to obtaining additional financing, of which there can be no assurance. The Company's capital requirements depend on numerous factors, including market acceptance of the Company's products and services, technological developments, capital expenditures, the amount of additional financing, if any, and other factors. The Company had a working capital deficit as of September 30, 2004 and has an immediate need for additional financing to continue operations. If the Company does not immediately receive additional financing, the Company may have to cease its business operations. The Company can make no assurances that it will obtain additional financing, or that if it does obtain such financing, that the terms of such financing will be favorable to the Company. If the Company obtains additional financing, the terms of such financing may require the Company to sell its equity securities, or enter into debt arrangements. The sale of additional equity or convertible debentures could result in additional dilution to the stockholders. The outcome of these uncertainties cannot be assured.

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

ITEM 3. CONTROLS AND PROCEDURES

We maintain "disclosure controls and procedures," as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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


                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDING

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 12, 2004, pursuant to a signed subscription agreement, the Company issued 800,000 shares of common stock in the aggregate to a non-US resident for proceeds of $15,000 in the aggregate. The Company sold the shares of common stock to an investor in reliance upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and Regulation S promulgated thereunder.

On September 10th, 2004, pursuant to a signed subscription agreement, the Company issued 1,053,000 shares of common stock in the aggregate to a non-US resident for a note payable of $20,000 in the aggregate. The Company sold the shares of common stock to an investor in reliance upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and Regulation S promulgated thereunder. The note receivable was collected on October 27, 2004.

On September 13th, 2004, pursuant to a signed Share Purchase Agreement, the Company issued 6,174,541 shares of common stock in the aggregate to three non-US residents for proceeds of $150,000 in the aggregate. The Company sold the shares of common stock to investors in reliance upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and Regulation S promulgated thereunder.

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

    Signature                 Capacity                     Date

    /s/ Eliron Yaron          President and Director       November 15, 2004
    ------------------
    Eliron Yaron