Form 10KSB
period 2004-12-31
SHELRON GROUP INC
filed 2005-04-08
CIK 1125903

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

Mark One:

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 2004

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-31739

                               Shelron Group Inc.

         Delaware                                            04-2968425
----------------------------                       -----------------------------
(State or Other Jurisdiction                             (I.R.S. Employer
of Incorporation or Organization)                       Identification No.)

7 Tfuzot Israel, Givataim, Israel                              53583
----------------------------------                 -----------------------------
(Address of principal executive                              (Zip Code)
      offices)

                                  212-836-4041
                (Issuer's Telephone Number, Including Area Code)

                      29 Broadway, New York, New York 10006
                 -----------------------------------------------
                 (Former address of principal executive offices)

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:
                          Common Stock $.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

Issuer's revenues for the year ended December 31, 2004: $7,482

The aggregate market value as at April 8, 2005 of the Common Stock of the issuer held by non-affiliates was approximately $29,575,000, (based on the last reported closing price of $0.088 per share on April 4, 2005).

The number of shares outstanding of the issuer's Common Stock as of April 8, 2005 was 336,086,782.

Transitional Small Business Disclosure Format: Yes / / No /X/

                               SHELRON GROUP INC.
                         2004 FORM 10-KSB ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                                                  Page
                                                                                                  ----

PART I

Item 1.    Description of Business .............................................................    3
Item 2.    Description of Properties ...........................................................   14
Item 3.    Legal Proceedings ...................................................................   14
Item 4.    Submission of Matters to a Vote of Security Holders .................................   14

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters ............................   15
Item 6.    Management's Discussion and Analysis of Financial Conditions and Results of Operation   16
Item 7.    Financial Statements ................................................................   19
Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure    19
Item 8A.   Controls and Procedures .............................................................   19
Item 8B.   Other Information ...................................................................   19


PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons of the Company,
             Compliance with Section 16(a) of the Exchange Act .................................   20
Item 10.   Executive Compensation ..............................................................   21
Item 11.   Beneficial Ownership of Certain Shareholders,Directors and Executive Officers .......   22
Item 12.   Certain Relationships And Related Transactions ......................................   22
Item 13.   Exhibits, Lists, and Reports on Form 8-K ............................................   23
Item 14.   Principal Accountant and Fees .......................................................   23

                           FORWARD LOOKING STATEMENTS

CERTAIN STATEMENTS MADE IN THIS ANNUAL REPORT ON FORM 10-KSB ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY TERMINOLOGY SUCH AS "MAY", "WILL", "SHOULD", "EXPECTS", "INTENDS", "ANTICIPATES", "BELIEVES", "ESTIMATES", "PREDICTS", OR "CONTINUE" OR THE NEGATIVE OF THESE TERMS OR OTHER COMPARABLE TERMINOLOGY. BECAUSE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, THERE ARE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS. ALTHOUGH THE COMPANY BELIEVES THAT EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CANNOT GUARANTEE FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS. MOREOVER, NEITHER THE COMPANY NOR ANY OTHER PERSON ASSUMES RESPONSIBILITY FOR THE ACCURACY AND COMPLETENESS OF THESE FORWARD-LOOKING STATEMENTS. THE COMPANY IS UNDER NO DUTY TO UPDATE ANY FORWARD-LOOKING STATEMENTS AFTER THE DATE OF THIS REPORT TO CONFORM SUCH STATEMENTS TO ACTUAL RESULTS.

                                     PART 1


ITEM 1.  DESCRIPTION OF BUSINESS

COMPANY OVERVIEW

Shelron Group, Inc. is a development stage company that develops business intelligence software and advertising and comparative shopping software products and services. We released our initial product, ActivShopper, in August 2004 ("ActivShopper"). ActivShopper is a free software download that automatically scans, locates and compares prices for an item that a consumer selects at an e-commerce site.

We were originally incorporated in the State of Massachusetts in June 1987 under the name "Professional Brushes, Inc." In April 1999, we changed our state of incorporation to Delaware by means of a merger with and into a Delaware company and, in connection therewith, changed our name to "PB Acquisition Corp." In May 2000, we entered into a share exchange agreement with TTTTickets.com, Inc., a Delaware corporation ("Tickets") incorporated in April 2000 for the purposes of developing and maintaining an internet website for the sale and purchaser of event tickets, pursuant to which Tickets became a wholly owned subsidiary of our company. We also changed our name to "TTTTickets Holding Corp." Thereafter, in November 2001, we entered into a stock purchase and merger agreement with B-Park Communications, Inc., a Delaware corporation formed in August 2001 for the sole purpose of entering into such agreement ("B-Park"). In September 2002, we changed our name to the "Shelron Group, Inc." For a fuller discussion of our prior business and corporate history, please see "Prior Business and Corporate History".

We have been engaged in the on-line shopping business since March 2004. Prior to that time, we were engaged in the field of designing and developing business applications software. In this report, the terms "we," "us" and the "Company" refer to Shelron Group, Inc. and its predecessors and subsidiaries, unless the context indicates otherwise.

INDUSTRY BACKGROUND

When online shopping emerged in the mid-nineties, there were a handful of e-stores so users could easily check the prices of products that were sold on the web by going from one store to the other and manually comparing prices for different products. As e-commerce evolved, more and more e-stores opened and more customers began to shop online and to increase their level of online spending. With more people and more money being spent online in the years 1998-2000, the previous simple task of going to a handful of stores and checking the price became an unmanageable task and at that same time, the first Internet-based shopping comparison services emerged.

These services, all offer quite similar services to their online users through their websites. Users can basically access the service, search or browse for products that they desire, and then receive information about the product and the merchants that sell it. While these sites may offer extensive information such a review of the product, side-by-side comparison of a product with other similar products, etc., the most valued information is what stores sell the product and at what prices.

Shopping comparison websites generate their revenue from one or more of the following revenue streams:

- Payments from merchants for directing traffic to their sites (Pay Per Click).

- Payments from merchants when a directed customer actually buys a product in the merchant's site (Pay Per Purchase).

- Other advertising activities on the comparison shopping service website.

Pay Per Click models are more common and the Pay Per Click earned revenue for directing users from a comparative shopping website tends to be high, as these users are high-probability purchaser.

Over the years, little has changed in the way that comparative shopping services function and in their offering to their users. We believe that ActivShopper's model may impact the market and shift users to our more comprehensive solution. ActiveShopper offers simplicity in its use by consumers without providing complex mechanisms and comparison data offered by most of shopping comparison services, protecting consumers better from pseudo-attractive buying offers received by email and advertising banners as examples.

SHELRON'S COMPARATIVE SHOPPING TOOLBAR

ActivShopper is a free software download that automatically scans, locates and compares prices for an item that a consumer selects at an e-commerce site. Our approach to comparative shopping is comprehensive in that it offers both a website and a shopping toolbar. This answers to the needs of different users in different scenarios as novice users or one time users may prefer to use a site, while others (for example, people who often compare prices or shop online and people who are impulse buyers) would prefer to have the price comparison process done automatically for them while they are shopping.

ActivShopper incorporates both a toolbar that automatically compares prices when users view a product page on any e-commerce site, and the more traditional approach of searching/browsing for products through a website. The two solutions are integrated, as the website content can be searched from the toolbar itself. We are continuously working on improving the two components and on adding additional features and components to ActivShopper

By offering both components, our comparative shopping product intends to maximize revenue as a toolbar enjoys a much higher level of stickiness compared to a website, yet some users find it easier to use the more common free text search in order to retrieve comparative shopping information. In the Internet, "stickiness" refers to the level of potential returning visitors. Consumers tend to return to websites that provided them with good service but the tendency can be amplified in various ways. For example, a website may try to convince the user to add their site to Consumers list of favorite sites/bookmarks, hoping that the visibility and easy access would remind the user of their existence and would make him or her come back.

On November 21, 2004 we released ActivShopper 1.0 with a newly designed interface and a broader range of products that the tool provides comparative shopping information for. Following this release, ActivShopper was able to provide comparative shopping information for computers and their peripherals and to other electronic products such as televisions and digital cameras.

On December 29, 2004 we released ActivShopper 1.1 that included a free text search field in the toolbar, allowing ActivShopper users to search a comparative shopping database for products that they desire, without having to actually be in that product's page in an e-store in order to receive the relevant information.

On January 20, 2005 we released an enhanced version of ActivShopper's search website, which includes more user functionality and banner display that serves as an additional source of revenue.

On March 7, 2005 we announced the intention of releasing of ActivShopper 1.2. that is to include the additional advanced feature of an ActivShopper Sidebar, a new enhancement that would automatically display comparative shopping results when users search for information in leading search engines such as Google, MSN, AOL, and Yahoo. The information to the user is to be displayed on the left side of the browser. ActivShopper 1.2. was released on March 31, 2005.

In March 2004, we purchased certain technologies underlying ActivShopper from a non-affiliate third party for cash consideration of $150,000.

OUR STRATEGY

Our objective is to enhance ActivShopper and to increase the consumer awareness of our product.

To achieve these objectives, the key elements of our strategy include the following:

      o Enhance the Product Features of ActivShopper. We intend to continue expand the features and functionality to ActivShopper. Our design and development plan will be based on users' feedback (obtained through our customer support service) and on our current marketing analysis. We believe that added feature options and functionality will increase ActivShopper's competitiveness.

      o Aggressively Market ActivShopper. ActivShopper is a consumer-targeted online product and the marketing of it is currently done through the Internet. Following the release of ActivShopper 1.0 we enjoyed a relatively significant media interest in the product that has resulted in public interest. This interest caused users to access our site and to download ActivShopper. In addition ActivShopper was and can be downloaded from popular download sites such as Download.com and Tucows. Additionally, in December 2004 we commenced Internet based advertising campaigns, including consumer surveys that are being designed to determine the specific channels bring the highest return on investment. We are continuously analyzing the results of these campaigns in order to identify efficient ways to expand our users' base. In addition, we are considering off line advertising with the intention of increasing our brand awareness.

      o Expand Strategic and Collaborative Relationships. We believe that collaboration with leading on-line comparison shopping services is an avenue for us to increase consumer awareness of our product and revenues. On-line comparison shopping services provides consumers with a better way to shop online by enabling them to find, compare and buy products conveniently and efficiently. They gather data on millions of products from thousands of sources across the Internet to provide consumers with a single destination for shopping content and present the results in a user-friendly interface. Consumers use the service's websites to compare products by brand, price and store, and by category-specific features. In January 2005 we entered into an agreement with a leading on-line comparison shopping service pursuant to which product searches by users of ActivShopper will be directed to such service. The service returns responses consisting of prices, related product information and links to merchants from which the products may be purchased. These responses are displayed within the ActivShopper toolbar or website We intend to continue seek out collaborative relationships with other on-line comparison shopping services, within and outside the United States.

      o Introduce New Product Applications ActivShopper's technology, which is currently used to analyze web pages in e-commerce sites based in the United Stares and extract information about a consumer product that a user is viewing in them, can be also implemented in other countries. We intend to develop similar applications that target major e-commerce markets in Europe (specifically in UK, France and Germany). In addition, we intend to use ActivShopper technology to analyze web pages and provide comparative information in areas such as the online travel industry (airline tickets, hotels, rented cars) both in the United States and abroad.

No assurance can be provided that we will successfully develop or market these products. We are subject to significant business risks and may need to raise additional capital in order to realize our business plan and effectuate the above strategy. See "Risk Factors".

Marketing Plan

To date our efforts historically have been devoted primarily to the design, development and testing ActivShopper as well as raising the capital needed to maintain our business. As a result of recent capital raises, our development and testing, as well as marketing efforts have significantly increased in scope and magnitude to approach the levels contemplated in our business plan. However, our existing cash resources may not be sufficient to support the commercial introduction, production and delivery of ActivShopper (and related products) as contemplated in our business plan.

We anticipate that we will be able to generate revenue principally from merchants in exchange of directing traffic to their websites through ActivShopper. Service providing agreements or affiliation agreements with merchants can be reached directly or through third parties. We currently have an agreement with a third party that is mainly based on a sharing revenue model. In September 2004 we entered into a partnership agreement with a leading on-line comparison shopping provider in the United States pursuant to which ActivShopper provides searching services in connection to products' information and links to merchants from which products may be purchased.

We intend to seek out additional collaborative relationships with other on-line comparison shopping providers in the United Sates and abroad and other additional forms of advertising in order to generate additional revenues through ActivShopper. However, except as noted above, we presently have no other revenue generating arrangement and no assurance can be provided that we will in fact be able to enter into such agreements or arrangements on terms that are commercially acceptable to us. Our success in concluding any revenue generating commercial agreements is premised, in part, on the acceptance of our products.

Additionally, we anticipate that our business is and it is expected to be subject to seasonal fluctuations. Our business may generate disproportionate amount of revenues from one seasonal shopping related period to another and therefore our financial results will vary significantly from period to period.

Research and Development

During fiscal years 2004 and 2003 we expended $137,048 and $22,500, respectively, on research and development. The amounts expended in 2003 were related to our previous business of designing and developing business applications software.

PROPRIETARY RIGHTS

Protecting our proprietary rights, such as our brand and our proprietary technologies, is critical to building consumer loyalty and attracting and retaining customers. We seek to protect our proprietary rights through a combination of copyright, trade secret, patent and trademark law and contractual restrictions, such as confidentiality agreements and proprietary rights agreements. We enter into confidentiality and proprietary rights agreements with our service providers, and generally control access to and distribution of our proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may obtain and use our intellectual property, and we cannot be certain that the steps we have taken will prevent misappropriation or confusion among consumers and merchants. If we are unable to procure, protect and enforce our intellectual property rights, then we may not realize the full value of these assets, and our business may suffer.

We currently do not have any registered trademarks or patents.

COMPETITION

The market for advertising and comparative shopping software products and services is highly competitive and we expect competition to intensify in the future. Our competitors in the market for comparison shopping services include Web sites such as Orbitz.com, PriceGrabber.com and eBay.com. Many of our competitors have longer operating histories, greater name recognition and significantly greater financial, technical, sales and marketing resources than we have. As a result, these competitors are able to devote greater resources to the development, promotion, sale and support of their products. In addition, these entities have large market capitalization or cash reserves and are in a much better position to acquire other companies in order to gain new technologies or products. Many of our competitors also have much greater brand name recognition, more extensive customer bases, more developed distribution channels and broader product offerings than we do. These companies can use their broader customer bases and product offerings and adopt aggressive pricing policies to gain market share.

We expect competitors to introduce new and improved products and services with lower prices, and we will need to do the same to remain competitive. We may not be able to compete successfully against either current or future competitors with respect to new products.

EMPLOYEES AND CONSULTANTS

We currently have only one full time employee, our President. The President also currently serves as our sole director.

We also have 10 consultants who provide significant services, including, management, contract development, marketing, financial accounting and administration and public relations services. All of these consultants provide their services to us on a part-time basis.

PRIOR BUSINESS ACTIVITIES AND CORPORATE HISTORY

Our company was initially incorporated under the laws of the State of Massachusetts on June 6, 1987 as Professional Brushes, Inc.

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

On May 9, 2000, the Company acquired 100% of the issued and outstanding common stock of TTTTickets.com, Inc., a Delaware corporation ("Tickets"), in exchange for 9,000,000 shares of the Company's common stock, par value $.001 per share (the "Common Stock"), and Tickets became a wholly-owned subsidiary of the Company. Concurrently with this transaction, the Company changed its name to TTTTickets Holding Corp. and effected a two for one forward stock split resulting in 10,000,032 shares of the Common Stock being issued and outstanding.

Tickets was incorporated on April 24, 2000 under the laws of the State of Delaware to develop and maintain an internet website to create and facilitate a secondary marketplace for individuals to buy and sell event tickets. The tickets available on the website were anticipated to cover four major categories: (a) theater and music; (b) sports; (c) arts; and (d) other family entertainment.

B-Park Communications LLC was formed on August 21, 2001. On October 26, 2001, B-Park Communications changed its name to B-Park Communications, Inc. ("B-Park") and was incorporated in the State of Delaware. B-Park was formed for the sole purpose of acquiring the controlling interest of the Company. On November 9, 2001, B-Park Communications, Inc., a Delaware corporation (the "Purchaser"), pursuant to a Stock Purchase Agreement dated November 9, 2001, acquired 9,000,000 shares of Common Stock of the Company. Subsequently, pursuant to the terms and conditions of an Agreement of Merger dated November 9, 2001 (the "Merger Agreement") among the Company, TTTTickets Acquisition Corp., a

Delaware company and a wholly-owned subsidiary of the Company (the "Subsidiary"), and the Purchaser, the Company exchanged with the stockholders of the Purchaser 9,000,000 shares (the "Shares") of Common Stock of the Company in return for one hundred percent (100%) of the issued and outstanding shares of common stock, par value $0.001 per share, of the Purchaser. In connection with the transactions contemplated by the Merger Agreement, the Purchaser entered into a separate agreement with Halter Financial Group, Inc. ("HFG"), a corporation that assisted in consummating the transactions contemplated by the Merger Agreement. Pursuant to the agreement with HFG, the Purchaser paid an aggregate of $350,000 (the "Fee") as payment of fees to HFG. The Fee was funded from the issuance of 8% Series SPA Senior Subordinated Convertible Redeemable Debentures by the Company to RCG, LLC, RIM CG, LLC and RIM Capital Holdings LLC. Pursuant to the Merger Agreement, the Purchaser acquired approximately 89% of the Company's issued and outstanding shares of Common Stock, and the Purchaser merged into the Subsidiary. Simultaneously with the closing of the Merger Agreement, the sole director of the Company resigned and the current director of the Purchaser was appointed as the sole member of the board of directors of the Company. The Stock Purchase Agreement and subsequent Merger Agreement effected a change in control and was accounted for as a "reverse acquisition" whereby B-Park was the accounting acquiror for financial statement purposes.

In September 2002, TTTTickets changed its name to Shelron Group Inc.
("Shelron").

AVAILABLE INFORMATION

The public may read and copy any materials we file with the Securities and Exchange Commission ("SEC") at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Rooms by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC's Internet website is located at http://www.sec.gov.


 RISK FACTORS AFFECTING OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION

We are subject to various risks that may materially harm our business, financial condition and results of operations. You should carefully consider the risks and uncertainties described below and the other information in this filing before deciding to purchase our common stock. If any of these risks or uncertainties actually occurs, our business, financial condition or operating results could be materially harmed. In that case, the trading price of our Common Stock could decline and you could lose all or part of your investment.

                          RISKS CONCERNING OUR BUSINESS

WE HAVE A LIMITED OPERATING HISTORY IN THE BUSINESS INTELLIGENCE SOFTWARE AND MARKETING SOLUTIONS AND PRODUCTS AND, CONSEQUENTLY, THERE IS LIMITED HISTORICAL FINANCIAL DATA UPON WHICH AN EVALUATION OF OUR BUSINESS PROSPECTS CAN BE MADE.

We have been engaged in the development of business intelligence software and marketing solutions and products only since March 2004. We have released only one product in our current line of business and have generated limited revenues from this line of business. As a result, we have limited historical financial data that can be used to evaluate our business prospects and to project future operating results. For example, we cannot forecast operating expenses based on our historical results, and we are instead required to forecast expenses based in part on future revenue projections. In addition, our ability to accurately forecast our revenue going forward is limited.

You must consider our prospects in light of the risks, expenses and difficulties we might encounter because we are at an early stage of development in a new and rapidly evolving market. Many of these risks are described under the sub-headings below. We may not successfully address any or all of these risks and our business strategy may not be successful.

WE HAVE A HISTORY OF OPERATING LOSSES THAT MAY CONTINUE FOR THE FORESEEABLE FUTURE, THUS RAISING SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Since inception, we have incurred significant operating losses. We incurred operating losses of $645,917 and $413,876 for the years ended December 31, 2004 and 2003, respectively. As of December 31, 2004, we had an accumulated deficit of $2,516,155. We may continue to incur net losses for the foreseeable future as we continue to develop our business intelligence software and e-business marketing solutions and products. We have been funding our operations through the sale of our securities and expect to continue doing so for the foreseeable future. Our ability to generate and sustain significant additional revenues or achieve profitability will depend upon the factors discussed elsewhere in this "Risk Factors" section. We cannot assure you that we will achieve or sustain profitability or that our operating losses will not increase in the future. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future. We expect to expend substantial financial resources on research and development, marketing and administration as we continue to develop our business intelligence software and e-business marketing solutions and products. These expenditures will necessarily precede the realization of substantial revenues from the commercialization of our solutions and products, if any, which may result in future operating losses.

The independent registered public accounting firm and independent certified public accountants' reports for our financial statements for the years ended December 31, 2004 and 2003, respectively, include explanatory paragraphs regarding substantial doubt about our ability to continue as a going concern. This "going concern" paragraph may have an adverse effect on our ability to obtain financing for operations and to further develop and market products. If we do not receive additional capital when and in the amounts needed in the near future, our ability to continue as a going concern is in substantial doubt.

If we are not able to obtain adequate financing when and in the amounts needed, and on terms that are acceptable, our operations, financial condition and prospects could be materially and adversely affected, and we could be forced to curtail our operations or sell part or all of our assets or seek protection under bankruptcy laws.

AS BENEFICIAL OWNER OF ALL OF THE SHARES OF OUR SERIES A PREFERRED STOCK, OUR CHAIRMAN AND PRESIDENT CAN CONTROL OUR AFFAIRS.

Through his controlling ownership interest in Hull Services, Inc., our Chairman, Mr. Eliron Yaron, may be deemed to beneficially own all of our issued and outstanding Series A Preferred Stock. The holders of our Series A Preferred Stock are entitled to vote together with holders of our Common Stock, as a single class, on all matters on which the holders of our Common Stock are entitled to vote. On any such matter, the holders of our Series A Preferred Stock are may cast votes equal to 52 % of the total votes entitled to be cast by holders of the issued and outstanding Common Stock. As beneficial owner of our Series A Preferred Stock, Mr. Yaron is able to control us and direct our affairs, by, among other things:

      o     electing a majority of our directors;

      o     causing an increase in our authorized capital; or

      o causing our dissolution, merger or the sale of substantially all of our assets.

The controlling voting power of the holders of our Series A Preferred Stock might also impede or prevent a change of control. As a result of that controlling voting power, potential acquirers may be discouraged from seeking to acquire control of us through the purchase of Common Stock, which could have a depressive effect on the market price of our securities.

WE ARE CURRENTLY DEPENDENT ON A SINGLE LINE OF BUSINESS THAT IS CURRENTLY SUBJECT TO FURTHER DEVELOPMENT AND TESTING AND WE HAVE GENERATED LIMITED REVENUES. WE CANNOT PREDICT FUTURE RESULTS BECAUSE OUR BUSINESS HAS A LIMITED OPERATING HISTORY.

We have been engaged in the business of developing e-commerce advertising and comparative shopping software products and services only since March 2004.

Our success is highly dependent on market acceptance of our ActivShopper product. The market for comparison shopping software is very competitive. As a result, demand and market acceptance for ActivShopper is uncertain. If the market for ActivShopper (or any related product we develop) fails to grow, develops more slowly than we expect, or becomes saturated with competing products or services, then our business, financial condition and results of operations will be materially adversely affected.

Investors should consider the risks and uncertainties that we may encounter as a development stage company in a new and unproven market. These uncertainties include:

      o our ability to design products having the desired technological features in a cost efficient manner;

      o consumer demand for and acceptance of products utilizing our technologies;

      o our ability to demonstrate the benefits of our products and services to end users;

      o     our unproven and evolving products;

      o     unfavorable economic conditions in the industry; and

      o our ability to raise funds when needed on commercially acceptable terms.

WE ARE HIGHLY DEPENDENT ON OUR CHAIRMAN TO MANAGE OUR BUSINESS AND BECAUSE OF COMPETITION FOR QUALIFIED PERSONNEL WE MAY NOT BE ABLE TO RECRUIT OR RETAIN NECESSARY PERSONNEL.

Our continued growth and success depend to a significant degree on the continued services of our Chairman, Mr. Eliron Yaron, and our ability to attract and retain highly skilled and experienced technical, managerial, sales and marketing personnel. We also expect to encounter new product development challenges, new customer requirements, new competitors and other new business challenges, with which our existing management may be unfamiliar. There can be no assurance that we will be successful in recruiting new personnel or in retaining existing personnel. The loss of Mr. Yaron or our inability to attract additional qualified employees could have a material adverse effect on our business, results of operations and financial condition. In addition, we may experience increased compensation costs in order to attract and retain skilled employees.

OUR NEW PRODUCTS MAY CONTAIN TECHNOLOGICAL FLAWS WHICH COULD RESULT IN THE FAILURE OF OUR PRODUCTS TO ACHIEVE MARKET ACCEPTANCE

Complex technological products like ours often contain undetected errors or failures when first introduced or as new versions are released. Despite testing by us, there still may be errors in ActivShopper, even after commencement of commercial shipments. The occurrence of these errors could result in delays or failure to achieve market acceptance of our products, which could have a material adverse effect on our business, financial condition and results of operations.

IF USE OF THE INTERNET, PARTICULARLY WITH RESPECT TO ONLINE COMMERCE, DOES NOT CONTINUE TO INCREASE AS RAPIDLY AS WE ANTICIPATE, OUR BUSINESS WILL BE HARMED

Our future revenues are substantially dependent upon the continued use of the Internet as an effective medium of commerce by our target customers. Internet use may not continue to develop at historical rates and consumers may not continue to use the Internet and other online services as a medium for commerce. Highly publicized failures by some online retailers to meet consumer demands could result in consumer reluctance to adopt the Internet as a means for commerce, and thereby substantially harm our business and results of operations.

In addition, the Internet may not be accepted as a viable long-term commercial marketplace for a number of reasons, including:

      o actual or perceived lack of security of information or privacy protection;

      o possible disruptions, computer viruses or other damage to the Internet servers or to users' computers; and

      o     excessive governmental regulation.

Our success will depend, in large part, upon third parties maintaining the Internet infrastructure to provide a reliable network backbone with the speed, data capacity, security and hardware necessary for reliable Internet access and services

GOVERNMENT REGULATION OF THE INTERNET AND E-COMMERCE IS EVOLVING AND UNFAVORABLE CHANGES COULD SUBSTANTIALLY HARM OUR BUSINESS AND RESULTS OF OPERATIONS.

We are subject to general business regulations and laws as well as regulations and laws specifically governing the Internet and e-commerce. Existing and future laws and regulations may impede the growth of the Internet or other online services. These regulations and laws may cover taxation, restrictions on imports and exports, customs, tariffs, user privacy, data protection, pricing, content, copyrights, distribution, electronic contracts and other communications, consumer protection, the provision of online payment services, broadband residential Internet access and the characteristics and quality of products and services. It is not clear how existing laws governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to the Internet and e-commerce. Unfavorable resolution of these issues may substantially harm our business and results of operations.

OUR FAILURE TO RAPIDLY RESPOND TO TECHNOLOGICAL CHANGE COULD RESULT IN OUR SERVICES OR SYSTEMS BECOMING OBSOLETE AND SUBSTANTIALLY HARM OUR BUSINESS AND RESULTS OF OPERATIONS.

As the Internet and e-commerce industries evolve, we may be required to license emerging technologies useful in our business, enhance our existing services, develop new services and technologies that address the increasingly sophisticated and varied needs of our prospective customers and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. We may not be able to successfully implement new technologies or adapt our web site, proprietary.

WE WILL NEED TO IMPLEMENT ADDITIONAL FINANCE AND ACCOUNTING SYSTEMS, PROCEDURES AND CONTROLS AS WE GROW OUR BUSINESS AND ORGANIZATION AND TO SATISFY NEW REPORTING REQUIREMENTS.

As a public reporting company, we are required to comply with the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC, including expanded disclosures and accelerated reporting requirements and more complex accounting rules. Compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and other requirements will increase our costs and require additional management time and resources.

We may need to continue to implement additional finance and accounting systems, procedures and controls to satisfy new reporting requirements. Compliance with
Section 404 will first apply to our next annual report for the fiscal year ending January 1, 2006. If our internal controls over financial reporting are determined to be ineffective, investors could lose confidence in the reliability of our internal controls over financial reporting, which could adversely affect our stock price.

OUR LIMITED OPERATING HISTORY MAKES EVALUATING OUR BUSINESS DIFFICULT; EXPLANATORY PARAGRAPH IN INDEPENDENT AUDITOR'S REPORT

The Company has limited sales of products and revenues for services granted in 2003 and 2004 respectively. As a result, we have a limited operating history upon which you may evaluate our business and prospects. Our prospects must be considered in light of risks, expenses, delays, problems and difficulties frequently encountered by early stage companies.

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

WE MAY BE UNABLE TO MEET OUR FUTURE CAPITAL REQUIREMENTS

Based on our current operating plan, we anticipate that the amount of cash we have on hand will allow us to meet our cash requirements for the next twelve months. We might require additional funding sooner than previously anticipated. In addition, unplanned acquisition and development opportunities and other contingencies may arise, which could require us to raise additional capital. The independent registered public accounting firm and independent certified public accountants' reports for our financial statements for the years ended December 31, 2004 and 2003, respectively, include explanatory paragraphs regarding substantial doubt about our ability to continue as a going concern. This "going concern" paragraph may have an adverse effect on our ability to obtain financing for operations and to further develop and market products. If we do not receive additional capital when and in the amounts needed in the near future, our ability to continue as a going concern is in substantial doubt.

Additionally, if we raise additional capital through the sale of equity securities, including preferred stock or convertible debt, the percentage ownership of our then existing stockholders will be diluted.

WE MAY NOT BE ABLE TO KEEP UP WITH RAPID TECHNOLOGICAL CHANGE

Our market is characterized by rapid technological change and frequent new product announcements. Significant technological changes could render our existing technology obsolete. If we are unable to successfully respond to these developments or do not respond in a cost-effective way, our business, financial condition and results of operations will be materially adversely affected. To be successful, we must adapt to our rapidly changing market by continually improving the responsiveness, services and features of our product and by developing new features to meet customer needs. Our success will depend, in part, on our ability to adapt to rapidly changing technologies, to enhance our existing services and to develop new services and technologies that address the needs of our customers.

WE MAY NOT HAVE ADEQUATELY PROTECTED OUR INTELLECTUAL PROPERTY RIGHTS.

We purchased the rights to some core technologies underlying our ActivShopper from an unrelated third party in March 2004. The purchased technologies are incorporated into our ActivShopper. Such third part has represented to us that it has good legal title to such technologies and that it has not infringed on the patent, copyright or other intellectual property right of a third party with reference to the technologies and has agreed, for a period of 36 months following closing of the purchase, to indemnify us for any such claim. Nonetheless, our ActivShopper product may include several components and technologies for which we may not have intellectual property rights.

           RISKS ASSOCIATED WITH OUR SECURITIES AND CAPITAL STRUCTURE

FUTURE SALES OF COMMON STOCK OR OTHER DILUTIVE EVENTS MAY ADVERSELY AFFECT PREVAILING MARKET PRICES FOR OUR COMMON STOCK.

As of March 31, 2005, we had 336,086,782 shares of our Common Stock issued and outstanding. As of that date, an additional fixed amount of shares of Common Stock are reserved for issuance upon the conversion of outstanding Series A Senior Subordinated Debentures ("Debentures") in the aggregate principal amount of $81,450 pursuant to the terms of a settlement agreement made between the Company and the holder of the Debentures in April 2004 and as amended on September 2004.

Additionally, as of March 31, 2005, there are 1,000,000 shares of Common Stock reserved for issuance upon the conversion of 1,000,000 shares of the Company's Series A Preferred Stock, par value $.001 per share (the "Series A Preferred Stock"), issued and outstanding as of that date. All of the Series A Preferred Stock are held by our Chairman, Yaron Eliron. Each share of Series A Preferred Stock is convertible at the option of the holder, upon not less than 15 nor more than 30 days notice, into one share of Common Stock. The certificate of designations of the Series A Preferred Stock contains provisions which require the issuance of increased numbers of shares of Common Stock upon conversion in the event of stock splits, redemptions, mergers or other transactions. The occurrence of any such event or the exercise of any of those options would dilute the interest in our company represented by each share of Common Stock and may adversely affect the prevailing market price of our Common Stock.


Availability of a significant number of additional shares of our Common Stock for future sale and issuance could depress the price of our Common Stock.

OUR BOARD OF DIRECTORS' RIGHT TO AUTHORIZE THE ISSUANCE OF ADDITIONAL SHARES OF PREFERRED STOCK COULD ADVERSELY IMPACT THE RIGHTS OF HOLDERS OF OUR COMMON STOCK.

Our board of directors currently has the right to designate and authorize the issuance up to an additional 9,000,000 shares of our preferred stock, in one or more series, with such voting, dividend and other rights as our directors may determine. The board of directors can designate new series of preferred stock without the approval of the holders of our Common Stock. The rights of holders of our Common Stock may be adversely affected by the rights of any holders of shares of preferred stock that may be issued in the future, including without limitation dilution of the equity ownership percentage of our holders of Common Stock and their voting power if we issue preferred stock with voting rights. Additionally, the issuance of preferred stock could make it more difficult for a third party to acquire a majority of our outstanding voting stock.

OUR STOCK PRICE IS VOLATILE AND SUCH VOLATILITY CAN ADVERSELY AFFECT SALES BY INVESTORS OF OUR COMMON STOCK.

The trading price for our Common Stock has been volatile, ranging from a closing price of $0.006 per share in January 6, 2004 to a closing price of $0.152 per share in December 15, 2004. An investment in our Common Stock is subject to such volatility and, consequently, is subject to significant risk.

ADDITIONAL BURDENS IMPOSED UPON BROKER-DEALERS BY THE APPLICATION OF THE "PENNY STOCK" RULES TO OUR COMMON STOCK MAY LIMIT THE MARKET FOR OUR COMMON STOCK.

Broker-dealer practices in connection with transactions in "penny stocks" are regulated by certain penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current prices and volume information with respect to transactions in such securities are provided by the exchange or system). If our Common Stock continues to be offered at a market price less than $5.00 per share, and does not qualify for any exemption from the penny stock regulations, our Common Stock will continue to be subject to these additional regulations relating to low-priced stocks.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These requirements have historically resulted in reducing the level of trading activity in securities that become subject to the penny stock rules.

The additional burdens imposed upon broker-dealers by these penny stock requirements may discourage broker-dealers from effecting transactions in the Common Stock, which could severely limit the market liquidity of our Common Stock and our shareholders' ability to sell our Common Stock in the secondary market.

ITEM 2. DESCRIPTION OF PROPERTY.

We do not own any real property. We lease approximately 100 square meters of office space at 7 Tfuzot Israel, Givataim, Israel from an unaffiliated party for approximately $450 per month The lease has a term of one-year and is renewable yearly. We believe that these offices are adequate for our operations as conducted. We also maintain an office in New York.

ITEM 3. LEGAL PROCEEDINGS.

We are not involved in any pending legal proceedings which we anticipate can result in a material adverse effect on our business or operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II

ITEM 5. MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's Common Stock has been listed on the OTC Bulletin Board under the symbol "SHRN" since 2002. The following table sets forth the high and low bid information for the Company's Common Stock for each quarterly period during the year ended December 31, 2004 and 2003 as reported by the OTC Bulleting Board. The OTC Bulletin Board quotations reflect inter-dealer prices, are without retail markup, markdown or commission, and may not represent actual transactions.

                                                   High              Low
                                                ----------        ----------
Calendar Year 2004
   First Quarter ...........................    $    0.045        $    0.006
   Second Quarter ..........................    $    0.047        $    0.021
   Third Quarter ...........................    $    0.039        $    0.015
   Fourth Quarter ..........................    $    0.178        $    0.011

Calendar Year 2003
   First Quarter ...........................    $    0.020        $    0.002
   Second Quarter ..........................    $    0.026        $    0.005
   Third Quarter ...........................    $    0.014        $    0.004
   Fourth Quarter ..........................    $    0.009        $    0.004

HOLDERS

At the date of this filing there are approximately 364 holders of record of the Company's common stock. This does not reflect those shares held beneficially or those shares held in "street" name.

DIVIDENDS

Holders of Common Stock and Series A Preferred Stock are entitled to dividends, when, as, and if declared by our Board of Directors out of funds legally available therefore. Except for a dividend distribution in August 2003 of 10,158,926 shares of its common stock, we have paid no dividends on the Common Stock or Series A Preferred Stock and do not expect to pay cash dividends in the foreseeable future with respect to the Common Stock or Series A Preferred Stock. It is the present policy of our Board of Directors to retain all earnings to provide funds for our growth. The declaration and payment of dividends in the future will be determined by our Board of Directors based upon our earnings, financial condition, capital requirements and such other factors as our Board of Directors may deem relevant. We are not under any contractual restriction as to our present or future ability to pay dividends.

EQUITY COMPENSATION PLAN INFORMATION

The Company has not authorized any equity-based compensation.

RECENT SALES OF UNREGISTERED SECURITIES

Set forth below is certain information concerning sales by us of unregistered securities during the three months ended December 31, 2004.

In November 2004, we issued 3,000,000 shares of Common Stock to an investor for cash proceeds of $50,000.

In December 2004, we issued 1,333,333 shares of Common Stock to an investor for cash proceeds of $20,000.

In December 2004, we issued 1,000,000 shares of Common Stock to an investor for cash proceeds of $10,000.

In December 2004, we issued 1,000,000 shares of Common Stock to an investor for cash proceeds of $10,000.

In December 2004, we issued 1,000,000 shares of Common Stock to an investor for cash proceeds of $50,000.

In November 2004, we issued 200,000 shares of Common Stock valued at $3,334 to a service provider in consideration of services.

In December 2004, we issued 1,200,000 shares of Common Stock valued at $36,000 to a service provider in consideration of services.

In December 2004, we issued 555,555 shares of Common Stock valued at $10,000 to a service provider in consideration of services.

In December 2004, we issued 500,000 shares of Common Stock valued at $55,000 to a service provider in consideration of services.

All of the securities issued in the transactions described above were issued without registration under the Securities Act in reliance upon the exemption provided in Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering, the issuance and sale to financially sophisticated individuals who are fully aware of the Company's activities, as well as its business and financial condition, and who acquired said securities for investment purposes and understood the ramifications of same.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

THE FOLLOWING DISCUSSION AND EXPOSITIONS SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES RELATED TO THOSE STATEMENTS, AS WELL AS OTHER FINANCIAL INFORMATION INCLUDED IN THIS ANNUAL REPORT. SOME OF OUR DISCUSSION IS FORWARD-LOOKING AND INVOLVES RISKS AND UNCERTAINTIES. FOR INFORMATION REGARDING RISK FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, REFER TO RISKS ASSOCIATED WITH OUR BUSINESS SECTION OF THIS ANNUAL REPORT.

Overview

We are a development stage company that develops business intelligence software and advertising and comparative shopping software products and services.

We released our initial product, ActivShopper, in August 2004. ActivShopper is a free software download that automatically scans, locates and compares prices for an item that a consumer selects at an e-commerce site. We help consumers make informed purchase decisions by enabling them to find the items they are looking for, compare products, prices and stores, and buy from among thousands of online merchants. We have been and will continue working on additional versions of ActivShopper that would provide additional functionality. We are also considering strategic acquisitions of synergistic technologies that management believes will enhance our market positioning.

We have been engaged in the on-line shopping business since March, 2004. Prior to that time, we were engaged in the field of designing and developing business applications software.

We generate revenues primarily from merchants in exchange of directing traffic to their websites through ActivShopper.

We are considered a development stage company and have a limited operating history upon which an evaluation of our prospects can be made. During the year ended December 31, 2004 and 2003, we incurred a net loss of $645,917 and $413,876, respectively and as of December 31, 2004, we had an accumulated deficit of $2,516,155. Our prospects must therefore be evaluated in light of the problems, expenses, delays and complications associated with a development stage company.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires our management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We continually evaluate the accounting policies and estimates we use to prepare the consolidated financial statements. We base our estimates on historical experiences and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management.

We do not participate in, nor have we created, any off-balance sheet special purpose entities or other off-balance sheet financing. In addition, we do not enter into any derivative financial instruments for speculative purposes and use derivative financial instruments primarily for managing our exposure to changes in interest rates.

We have identified the accounting policies below as critical to our business operations and the understanding of our results of operations.

Revenue Recognition - We presently generate revenues primarily from directing traffic to merchants' websites through a partnership agreement with a third party. We recognize revenues for service provided according to persuasive evidence that an arrangement exists, the fee is fixed or determinable, we have no significant remaining obligations, and collection is reasonably assured.

Intangible assets - Intangible assets are carried at cost less accumulated amortization. Amortization is computed on the straight-line method over the ten-year estimated useful life of the assets. We periodically review the carrying value of our intangible assets to determine whether impairment may exist. We consider relevant cash flow and profitability information, including estimated future operating results, trends and other available information, in assessing whether the carrying value of the intangible assets can be recovered. If it is determined that the carrying value of the intangible assets will not be recovered from the undiscounted future cash flows, the carrying value of the assets would be considered impaired. An impairment charge is measured as any deficiency in the amount of estimated fair value of the intangible assets over carrying value.

Income taxes - Income taxes are accounted for under the liability method. Under this method, deferred tax assets and liabilities are recorded based on the temporary differences between the financial statement and the tax bases of assets and liabilities and for operating loss carryforwards measured using the enacted tax rates in effect for the year in which the differences are expected to reverse. The Company periodically evaluates the realizability of its net deferred tax assets and records a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

RESULTS OF OPERATIONS

Comparison of the Year Ended December 31, 2004 (the "2004 Period") and the Year Ended December 31, 2003 (the "2003 Period")

Revenues - Revenues for the 2004 Period were $7,482 and were primarily attributable to fees paid in respect of directing traffic to merchants' websites through a revenue sharing agreement with an online comparison shopper. Revenues for the 2003 Period were $26,500 and were attributable to the exchange of previous company's product for cancellation of indebtedness in the amount of $26,500.

Research and development - Research and development expenses consist of subcontracting personnel and related expenses of research and development teams in Israel and abroad. Research and development expenses increased from $22,500 in 2003 to $137,048 in 2004.

Marketing and advertising - Our marketing and advertising expenses for the year ended December 31, 2004 amounted to $120,124 and were principally comprised of the Company's sponsorship of a public event and the acquisition of advertising campaigns in the Internet.

Operating Expenses - Our operating expenses for the year ended December 31, 2004 amounted to $653,399 and were principally comprised of research and development expenses in the amount of $137,048 and our Chairman's salary in the amount of $156,000. Our operating expenses for the year ended December 31, 2003 amounted to $440,376.

Net Loss - During the 2004 period we reported a net loss of $645,917 compared to a net loss of $413,876 during year 2003. The increase in the reported net loss is mainly a result of the increase in research and development activities during year 2004

LIQUIDITY AND CAPITAL RESOURCES

To date, we have funded our operations primarily through the sales of our securities. In January 2005 we raised net proceeds of $1,500,000 from the private placement to an investor of 18,500,000 shares of our common stock.

Cash used in operating activities was $479,774 for 2004 compared to $95,453 for 2003. The increase in the operating cash used in 2004 is primarily attributable to the increase in net loss for 2004.

Cash used in investing activities in 2004 was $160,210 and was primarily attributable to the purchase of a software asset in the amount of $150,000 in March 2004. In 2003 there were no investing activities.

Cash generated from financing activities was $670,650 in 2004 as compared to $101,000 year 2003. The cash provided by financing activities in the year 2004 was primarily from proceeds from issuance of common stock.

As of December 31, 2004, we had a cash balance of $43,409. In January 2005, we received approximately $1,500,000 in net proceeds from the private placement of our securities then completed.

In November 2001, we received subscriptions from three investors to purchase 8% Senior Subordinated Convertible Redeemable Debentures (the "Debentures") of the Company in the aggregate principal amount of $1,000,000, of which approximately $500,000. As of March 31, 2004, approximately $150,000 was outstanding on the Debentures. As part of our efforts to curtail expenses and conserve our cash resources for our new business, in April 2004, we reached an agreement with the holder of the Debentures pursuant to which the outstanding principal and accrued interest would be converted into a fixed amount of shares of our common stock.

We believe our existing cash resources will be sufficient to maintain current operations through fiscal 2005.

Our continuation as a going concern, however, is dependent upon, among other things, our ability to obtain additional financing when and as needed and to generate sufficient cash flow to meet our obligations on a timely basis. No assurance can be given that we will be able to obtain such financing on acceptable terms. Our independent registered public accounting firm, in their reports on our financial statements for the year ended December, 2004 expressed substantial doubt about our ability to continue as a going concern. These circumstances could complicate our ability to raise additional capital. Our financial statements do not include any adjustments to the carrying amounts of our assets and liabilities that might result from the outcome of this uncertainty.

In addition, any future capital raise by our company is likely to result in substantial dilution to existing stockholders.

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 123R "Share Based Payment". This statement is a revision of SFAS Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest and will be reflected as compensation expense in the financial statements. This statement is effective for public entities that file as small business issuers - as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. We are currently in the process of evaluating the effect that the adoption of this pronouncement may have on our financial statements.


ITEM 7. FINANCIAL STATEMENTS

The financials statements of our company for the year ended December 31, 2004 are attached hereto following the signature page commencing on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 8A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Based on an evaluation as of the end of the period covered by this annual report, our principal executive officer (and principal financial officer) has concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective for the purposes set forth in such definition.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in our internal control over financial reporting identified in connection with the evaluation discussed above that occurred during our last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following table sets forth information concerning our sole director and executive officer:


           Name                   Age                 Position
        ------------             ------               ---------
        Eliron Yaron              36                  Chairman and Sole Director


The Chairman, Principal Executive Officer and sole director is Eliron Yaron, age 36, has been the chairman of our board of directors, Principal Executive Officer and Principal Financial Officer since company's inception date in August 2001. Prior to join us, from 1996 through 2001, he was the founder and Chief Executive Officer of Shelron Internet Ltd a web project oriented company. Prior to that time, since 1993, he has engaged in either founding web related business or working in related technology areas. Mr. Yaron has served on the boards of Internet companies in the US and Israel, and has advised venture capital funds and investment companies on IT and Internet related investments and marketing.

THE COMMITTEES

The Board of Directors does not have a Compensation, Audit or Nominating Committee, and the usual functions of such committees are currently performed by the sole director. The sole director has determined that at present we do not have an audit committee financial expert. The sole director believes that he is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we have been seeking and continue to seek appropriate individuals to serve on the Board of Directors and the Audit Committee who will meet the requirements necessary to be an independent financial expert.

EXECUTIVE OFFICERS OF OUR COMPANY

Officers are appointed to serve at the discretion of the Board of Directors. Mr. Eliron currently serves as our president and sole executive officer.

CODE OF ETHICS

We adopted a code of ethics that applies to our Chief Executive Officer and Chief Financial Officer, and other persons who perform similar functions. A copy of our Code of Ethics is filed as an exhibit to the Annual Report on Form 10-KSB for the year ended December 31, 2003. Our Code of Ethics is intended to be a codification of the business and ethical principles which guide us, and to deter wrongdoing, to promote honest and ethical conduct, to avoid conflicts of interest, and to foster full, fair, accurate, timely and understandable disclosures, compliance with applicable governmental laws, rules and regulations, the prompt internal reporting of violations and accountability for adherence to this Code.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company's executive officers, directors and persons who beneficially own more than 10% of a registered class of the Company's equity securities to file with the Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Such persons are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they filed. Based solely upon a review of (i) Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16a-3(e), promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), during the Company's fiscal year ended December 31, 2004, and (ii) Forms 5 and amendments thereto and/or written representations furnished to us by any director, officer or ten percent security holder of the Company (collectively "Reporting Persons") stating that he or she was not required to file a Form 5 during the Company's fiscal year ended December 31, 2004, it has been determined all officers, directors and persons who beneficially own more than 10% of a registered class of the Company's equity securities have met their reporting obligations set forth in Section 16(a) of the Exchange Act.

ITEM 10. EXECUTIVE COMPENSATION.

The Summary Compensation Table below sets forth compensation paid by the Company for the fiscal years ended December 31, 2004, 2003, and 2002 for services to its principal executive officer and other executive officers who received a total annual salary and bonus which exceeded $100,000.

                                    SUMMARY COMPENSATION TABLE

NAME AND PRINCIPAL                                 ANNUAL              OTHER ANNUAL         AWARDS
POSITION                            YEAR         COMPENSATION          COMPENSATION         OPTIONS
--------------------------         ------        ------------      -------------------     ---------
Eliron Yaron,
Chairman and Director               2004         $  30,500(1)                --                 --
                                    2003         $   7,000(2)                --                 --
                                    2002         $   6,800                   --                 --

(1) Does not include $125,500 in earned but deferred payroll unpaid as December 31, 2004.

(2) Does not include $149,000 in earned, but deferred payroll unpaid as December 31, 2003.

                              OPTION GRANTS IN 2004

         None of the Named Executive Directors were granted any options during the year ended December 31, 2004.

          AGGREGATE OPTIONS EXERCISED IN 2004 AND 2004 YEAR END VALUES

         Not applicable.

EXECUTIVE EMPLOYMENT / CONSULTING AGREEMENTS

         In March 2005 we entered into a consulting agreement with Hull Services Inc., a company owned and controlled by Eliron Yaron, the Chairman of the Board of Directors and Sole Director of our company. Pursuant to the terms of this Consulting Agreement we pay to the consultant $156,000 per annum in installments of $3,000 per week in addition to reimbursing all reasonable expenses incurred in connection with services rendered on behalf of our company. The agreed compensation accrues and is paid when funds for such payments are available. As of December 31, 2004 accrued and outstanding fees to Hull Services Inc. in connection with Eliron Yaron's employment previous agreement to the company are $371,026. The agreement continues in effect through March 2006 and contains certain customary confidentiality and non-compete provisions. Either party may terminate the agreement on 180 days written notice to the other compensation.

         We have entered into several consulting arrangements pursuant to which we obtain significant services, including management, contract development, marketing, financial accounting and administration and public relations services. All of these arrangements are on an at will month-to-month basis.

ITEM 11. BENEFICIAL OWNERSHIP OF CERTAIN SHAREHOLDERS, DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth information as of March 30, 2005, concerning all persons known by us to own beneficially more than 5% of our Common Stock and concerning shares beneficially owned by each director and named executive officer and by all directors and executive officers as a group. Unless expressly indicated otherwise, each shareholder exercises sole voting and investment power with respect to the shares beneficially owned.

In accordance with the rules of the SEC, the table gives effect to the shares of common stock that could be issued upon the exercise of outstanding options and common stock purchase warrants within 60 days of January 25, 2005. Unless otherwise noted in the footnotes to the table and subject to community property laws where applicable, the following individuals have sole voting and investment control with respect to the shares beneficially owned by them. The address of each executive officer and director is 7 Tfuzot Israel, Givataim Israel. We have calculated the percentages of shares beneficially owned based on 336,086,782 shares of common stock outstanding at March 30, 2005.

                                                                                    SHARES BENEFICIALLY OWNED
                                                                                    --------------------------
PERSON OR GROUP                                                                       Number        Percent(1)
---------------------------------------------------------------------               ----------     ------------
Eliron Yaron                                                                         8,925,000 (2)     2.65%

Joseph Corso                                                                        22,500,000 (3)     6.69%

All executive officers and directors as a group (1 person)                           8,925,000 (2)     2.65%


(1) Percentage of beneficial ownership as to any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person by the sum of the number of shares outstanding as of such date and the number of unissued shares as to which such person has the right to acquire voting and/or investment power within 60 days.

(2) Comprised of (i) 7,925,000 shares of common stock and (ii) 1,000,000 shares of common stock issuable upon the conversion of 1,000,000 shares of Series A Preferred Stock issued to Hull Services, Inc., a company controlled by Mr. Yaron. As the sole stockholder of Hull Services, Inc., Mr. Yaron may be deemed a beneficial of the shares of Common Stock issuable upon conversion of the Series A Preferred Stock.

(3) The address of such person is: 15 Ottavio Promenade, Staten Island, NY 10307, US.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In January 2005, we entered into a one-year consulting agreement with Joseph Corso which provides that the consultant shall provide our company with general financial consulting services, including, assistance with capital raising activities, and identification of possible merger and acquisition candidates. In consideration of such services, we paid Mr. Corso a one-time consulting fee of 4,000,000 shares of Common Stock (the "Consultant Shares"). The consulting agreement was entered into following the purchase in January 2005 by Mr. Corso of 18,500,000 shares of our common stock (the "Investor Shares") for gross consideration of $1,500,000. In connection with his investment, we undertook to file, within 90 days after the funding, a registration statement on Form SB-2 registering the resale of the Investor Shares under the Act. We also undertook to register the Consultant Shares in such registration statement.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K.

(a) EXHIBITS

Exhibit
Number                      Description
-------     --------------------------------------------------------------------

3.1         Certificate of Incorporation of the Company. (1)

3.2         Bylaws of the Company. (1)

3.3         Certificate of Amendment of Certificate of Incorporation.

4.1         Certificate of Designation of the Company.(2)

10.1        Stock Purchase Agreement. (3)

10.2        Debentures dated October 31, 2001. (2)

10.3 Subscription Agreement dated as of January 4, 2005 between the Company and Joseph Corso.

10.4 Financial Advisory Agreement dated as of January 4, 2005 between the Company and Joseph Corso.

10.5 Consulting Agreement dated as of March 1, 2005 between the Company and Hull Services, Inc.


14          Code of Ethics. (4)

31 Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002..

32 Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002..

(1) This exhibit was filed as an exhibit to the Registration statement on Form 10-SB12G filed on October 11, 2000 and is incorporated herein by reference.

(2) This exhibit was filed as an exhibit to the Annual Report on Form 10-KSB filed on April 16, 2002 and is incorporated herein by reference.

(3) This exhibit was filed as an exhibit to the Current Report on Form 8-K filed on November 16, 2001 and is incorporated herein by reference.

(4) This exhibit was filed as an exhibit to the Annual Report on Form 10-KSB filed on May 21, 2004 and is incorporated herein by reference.

(b)   REPORTS ON FORM 8-K

None.

ITEM 14. PRINCIPAL ACCOUNTANT AND FEES

During fiscal years ended December 31, 2003 and 2004, our principal independent auditor was Goldstein Golub Kessler LLP. The following are the services provided and the amount billed

AUDIT FEES

The aggregate fees billed by Goldstein Golub Kessler LLP for professional services rendered for the audit of the Company's annual financial statements for the fiscal years ended December31, 2004 and 2003, and for the review of the financial statements included in the Company's Quarterly Reports on Form 10-QSB for fiscal years 2004 and 2003 were $36,996 and $37,585, respectively.

AUDIT RELATED FEES

Other than the fees described under the caption "Audit Fees" above, Goldstein Golub Kessler LLP did not bill any fees for services rendered to us during fiscal years 2004 and 2003 for assurance and related services in connection with the audit or review of our consolidated financial statements.

TAX FEES

There were no fees billed by Goldstein Golub Kessler LLP for other professional services rendered during the fiscal years ended December 31, 2004 and 2003.

ALL OTHER FEES

There were no fees billed by Goldstein Golub Kessler LLP for other professional services rendered during the fiscal years ended December 31, 2004 and 2003.

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

                                                     SHELRON GROUP, INC.

Dated: April 8, 2005

                                                     By: /s/ Eliron Yaron
                                                     ------------------------
                                                     Eliron Yaron
                                                     Chairman



Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Company and in the capacities and on the date indicated.

Signature                        Capacity                     Date

/s/ Eliron Yaron                 Chairman and Director        April 8, 2005
------------------
Eliron Yaron

                       SHELRON GROUP INC. AND SUBSIDIARIES
                          (a development stage company)
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Registered
   Public Accounting Firm

Consolidated Financial Statements:


   Balance Sheet                                                  F-3
   Statement of Operations                                        F-4
   Statement of Stockholders' Deficiency                          F-5
   Statement of Cash Flows                                        F-7
   Notes to Consolidated Financial Statements                  F-8 - F15

Report of Independent Registered Public Accounting Firm


To the Director and Shareholders of
Shelron Group Inc.


We have audited the accompanying consolidated balance sheets of Shelron Group Inc. and Subsidiaries (a development stage company) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' deficiency, and cash flows for the years then ended and for the period from August 21, 2001 (date of inception) through December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Shelron Group Inc. and Subsidiaries as of December 31, 2004 and 2003 and the results of their operations and their cash flows for the years then ended and for the period from August 21, 2001 (date of inception) through December 31, 2004, in conformity with U.S. generally accepted accounting principles.


The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 of notes to consolidated financial statements, the Company has suffered recurring losses from operations, has a stockholders' deficiency and a working capital deficiency that raise substantial doubt about their ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ GOLDSTEIN GOLUB KESSLER LLP
New York, New York

March 31, 2005

                       SHELRON GROUP INC. AND SUBSIDIARIES
                          (a development stage company)

                           CONSOLIDATED BALANCE SHEET



                                                                ASSETS
                                                                                                       December 31,     December 31,
                                                                                                           2004            2003
                                                                                                       -----------      -----------
Current Assets

Cash                                                                                                   $    43,409      $    12,743
Note receivable                                                                                             20,000               --
Accounts receivable                                                                                          7,482               --
                                                                                                       -----------      -----------
Total Current Assets                                                                                        70,891           12,743

Property and Equipment, net of accumulated depreciation of $66,643
 and $28,090, respectively                                                                                 139,544           17,887

Deferred tax asset, net of valuation allowance of $728,000 and
 $498,000, respectively                                                                                         --               --
                                                                                                       -----------      -----------
Total Assets                                                                                           $   210,435      $    30,630
                                                                                                       ===========      ===========

                                                LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:

Accounts payable and accrued expenses                                                                  $   153,822      $   242,679
Due to shareholder                                                                                         371,026          251,430
Subscriptions payable                                                                                        6,000            6,000
Notes and Loans Payable                                                                                    103,650           65,000
Debentures payable                                                                                          81,450          350,400
                                                                                                       -----------      -----------
Total Current Liabilities                                                                                  715,948          915,509
                                                                                                       -----------      -----------
Stockholders' Deficiency:
Series A preferred stock, $.001 par value,
Authorized 10,000,000 shares,                                                                                1,000            1,000
Issued and outstanding 1,000,000 shares
Common stock, par value $.001 per share
Authorized 500,000,000 shares;
Issued and outstanding 310,344,093 and
178,527,664 shares, respectively                                                                           310,344          178,527
Additional paid-in capital                                                                               1,699,298          805,832
Deficit accumulated during the development stage                                                        (2,516,155)      (1,870,238)
                                                                                                       -----------      -----------
Stockholders' Deficiency                                                                                  (505,513)        (884,879)
                                                                                                       -----------      -----------
Total Liabilities and Stockholders' Deficiency                                                         $   210,435      $    30,630
                                                                                                       ===========      ===========

The accompanying notes and independent auditor's report should be read in conjunction with the consolidated financial statements.

                       SHELRON GROUP INC. AND SUBSIDIARIES
                          (a development stage company)

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                            For the period from
                                                                                              August 21, 2001
                                  Year ended December 31,      Year ended December 31,       (date of inception)
                                           2004                        2003                through December 31, 2004
                                  -----------------------      -----------------------       -------------------
Revenue                             $       7,482                 $      26,500                 $      38,670
                                    -------------                 -------------                 -------------

Operating Expenses:
Consulting fees                           226,865                        81,098                       845,242
Employment compensation                   156,000                       156,000                       492,500
Professional fees                          15,553                        80,848                       283,049
Marketing and advertising                 120,124                          --                         120,124
Office and general expenses                92,217                        31,800                       153,561
Rent                                        1,754                        12,000                        29,754
Depreciation and amortization              38,553                        21,449                        81,643
Interest expense                            2,333                        57,181                       537,533
Bad debt expense                             --                            --                           1,260
                                    -------------                 -------------                 -------------
Total Operating Expenses                  653,399                       440,376                     2,544,666
                                    -------------                 -------------                 -------------

Net loss                            $    (645,917)                $    (413,876)                $  (2,505,996)
                                    =============                 =============                 =============
Net loss per share -
Basic and diluted                   $       (0.00)                $       (0.00)                $       (0.08)
                                    =============                 =============                 =============
Weighted average number of
shares outstanding -
Basic and diluted                     279,515,502                   126,342,481                    31,785,066
                                    =============                 =============                 =============


The accompanying notes and independent auditor's report should be read in conjunction with the consolidated financial statements.

                       SHELRON GROUP INC. AND SUBSIDIARIES
                          (a development stage company)

               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY

                                                         Preferred Stock
                                                            Number of             Price Per
                                                       Share          Amount         Share
---------------------------------------------------------------------------------------------------

Stockholders equity of TTTTickets
  Holding Corp. on date of merger                           --           --                  --

Adjustment upon merger with
  B-Park Communications, Inc.                               --           --                  --

Beneficial conversion feature in connection
  with issuance of Debentures                               --           --                  --

Conversion of Debentures to common stock                    --           --               0.001

Shares place in escrow as security
  for Debentures                                            --           --                  --

Issuance of Series A Preferred Stock                 1,000,000        1,000                  --

Beneficial conversion on conversion of
  Debentures to common stock                                --           --                  --

Net loss                                                    --           --                  --
-----------------------------------------------------------------------------------------------
Balance at December 31, 2001                         1,000,000       $1,000                  --

Conversion of Debentures to common stock:
  February 22, 2002                                         --           --               0.009
  February 25, 2002                                         --           --               0.009
  February 27, 2002                                         --           --               0.009
  March 21, 2002                                            --           --               0.010
  April 25, 2002                                            --           --               0.003

Issuance of shares for consulting fees:
  February 5, 2002                                          --           --               0.019

  March 11, 2002                                            --           --               0.017
  March 26, 2002                                            --           --               0.015
  April 9, 2002                                             --           --               0.015
  May 15, 2002                                              --           --               0.004

Beneficial conversion feature in
  connection with issuance of Debentures                    --           --                  --

Issuance of common stock for cash                           --           --               0.001


Accrued interest on Debentures paid
  through the issuance of common stock                      --           --               0.001

Net Loss                                                    --           --                  --
---------------------------------------------------------------------------------------------------
Balance at December 31, 2002                         1,000,000        $1,000                 --

Conversion of debentures to common stock:
  April 29, 2003                                            --            --             0.0065
  May 7, 2003                                               --            --     0.0001-0.00273
  May 12, 2003                                              --            --             0.0001
  July 7, 2003                                              --            --             0.0001
  August 8, 2003                                            --            --     0.0001-0.00385
  August 12, 2003                                           --            --     0.0001-0.00385
  December 18, 2003                                         --            --             0.0001

Issuance of shares for consulting fees:
  March 13, 2003                                            --            --             0.0025
  March 13, 2003                                            --            --             0.0025

Accrued interest on debentures paid through
  the issuance of common stock                              --            --     0.0021-0.00650

Dividend paid through the issuance of common
stock                                                       --            --                 --

Security transfer fee paid through the
issuance of common stock                                    --            --            0.00298

Beneficial conversion feature in connection
  with issuance of debentures                               --            --                 --

Net loss                                                    --            --                 --
---------------------------------------------------------------------------------------------------
Balance at December 31, 2003                         1,000,000        $1,000                 --

Conversions of debentures into common stock:
  January 5, 2004                                           --            --             0.0028
  March 2, 2004                                             --            --             0.0028
  March 13, 2004                                            --            --             0.0028
  April 2, 2004                                             --            --             0.0025
  April 2, 2004                                             --            --             0.0025

Issuance of common stock for cash:
  March 15, 2004                                            --            --            0.01600
  April 2, 2004                                             --            --            0.02500
  August 12, 2004                                           --            --            0.01875
  September 10, 2004                                        --            --             0.0190
  September 13, 2004                                        --            --            0.02429
  November 5, 2004                                          --            --            0.01667
  December 13, 2004                                         --            --            0.05000
  December 13, 2004                                                                     0.01000

Issuance of common stock for note receivable:
  December 13, 2004                                         --            --             0.0150

Issuance of common stock for consulting fees and services:
  November 11, 2004                                         --            --            0.01667
  December 13, 2004                                         --            --            0.03000
  December 13, 2004                                         --            --            0.01800
  December 21, 2004                                         --            --            0.11000

Net loss                                                    --            --                 --
---------------------------------------------------------------------------------------------------
Balance at December 31, 2004                         1,000,000        $1,000                 --
===================================================================================================

                                                                  Common Stock            Additional
                                                                    Number of              Paid-in
                                                              Shares         Amount        Capital
---------------------------------------------------------------------------------------------------

Stockholders equity of TTTTickets
  Holding Corp. on date of merger                           10,066,990         $10,067      $10,729

Adjustment upon merger with
  B-Park Communications, Inc.                                       --              --      (20,796)

Beneficial conversion feature in connection
   with issuance of Debentures                                      --              --      214,285

Conversion of Debentures to common stock                     1,600,000           1,600       (1,440)

Shares place in escrow as security
  for Debentures                                             9,000,000              --           --

Issuance of Series A Preferred Stock                                --              --           --

Beneficial conversion on conversion of
  Debentures to common stock                                        --              --      234,275

Net loss                                                            --              --           --
---------------------------------------------------------------------------------------------------
Balance at December 31, 2001                                20,666,990         $11,667     $437,053

Conversion of Debentures to common stock:
  February 22, 2002                                          1,648,352           1,648       13,352
  February 25, 2002                                          1,111,111           1,111        8,889
  February 27, 2002                                          1,647,771           1,648       13,352
  March 21, 2002                                             1,428,571           1,429       13,571
  April 25, 2002                                             1,831,708           1,831        3,169

Issuance of shares for consulting fees:
  February 5, 2002                                           2,250,000           2,250       40,500
  March 11, 2002                                             3,750,000           3,750       60,000
  March 26, 2002                                             3,000,000           3,000       42,000
  April 9, 2002                                              2,000,000           2,000       28,000
  May 15, 2002                                                 400,000             400        1,160

Beneficial conversion feature in
  connection with issuance of Debentures                            --              --       10,714

Issuance of common stock for cash                           39,546,296          39,546       (2,546)

Accrued interest on Debentures paid
  through the issuance of common stock                         265,497             266        1,920

Net Loss                                                            --              --           --
---------------------------------------------------------------------------------------------------
Balance at December 31, 2002                                79,546,296        $ 70,546    $ 671,134

Conversion of debentures to common stock:
  April 29, 2003                                             8,769,231          32,300       24,700
  May 7, 2003                                                8,011,178             801       29,907
  May 12, 2003                                               6,520,000             652           --
  July 7, 2003                                               6,990,000             699           --
  August 8, 2003                                            19,230,518          41,881       33,094
  August 12, 2003                                           17,098,701           1,710        4,870
  December 18, 2003                                          6,000,000           6,000      (5,400)

Issuance of shares for consulting fees:
  March 13, 2003                                            13,000,000          13,000       19,500
  March 13, 2003                                               100,000             100           --

Accrued interest on debentures paid through
  the issuance of common stock                               2,852,814             428       10,605

Dividend paid through the issuance of common stock          10,158,926          10,159           --

Security transfer fee paid through the
  issuance of common stock                                     250,000             251          494

Beneficial conversion feature in connection
  with issuance of debentures                                       --              --       16,928

Net loss                                                            --              --           --
---------------------------------------------------------------------------------------------------
Balance at December 31, 2003                               178,527,664        $178,527     $805,832

Conversions of debentures into common stock:
  January 5, 2004                                           40,000,000          40,000       72,000
  March 2, 2004                                             30,000,000          30,000       54,000
  March 13, 2004                                             1,500,000           1,500        2,700
  April 2, 2004                                             12,500,000          12,500       18,750
  April 2, 2004                                             15,000,000          15,000       22,500

Issuance of common stock for cash:
  March 15, 2004                                             5,000,000           5,000       72,000
  April 2, 2004                                             10,000,000          10,000      240,000
  August 12, 2004                                              800,000             800       14,200
  September 10, 2004                                         1,053,000           1,053       18,947
  September 13, 2004                                         6,174,541           6,175      143,825
  November 5, 2004                                           3,000,000           3,000       47,000
  December 13, 2004                                          1,000,000           1,000       49,000
  December 13, 2004                                          2,000,000           2,000       18,000

Issuance of common stock for note receivable:
  December 13, 2004                                          1,333,333           1,333       18,667

Issuance of common stock for consulting fees and services:
  November 11, 2004                                            200,000             200        3,133
  December 13, 2004                                          1,200,000           1,200       34,800
  December 13, 2004                                            555,555             556        9,444
  December 21, 2004                                            500,000             500       54,500

Net loss                                                            --              --           --
---------------------------------------------------------------------------------------------------
Balance at December 31, 2004                               310,344,093        $310,344   $1,699,298
===================================================================================================

The accompanying notes and independent auditor's report should be read in conjunction with the consolidated financial statements.

                       SHELRON GROUP INC. AND SUBSIDIARIES
                          (a development stage company)
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY

                                                                                   Accumulated           Stockholders'
                                                                                      Deficit              Deficiency
--------------------------------------------------------------------------------------------------------------------------
Stockholders equity of TTTTickets
   Holding Corp. on date of merger                                                   (20,796)                   --

Adjustment upon merger with
   B-Park Communications, Inc.                                                        20,796                    --

Beneficial conversion feature in connection
  with issuance of Debentures                                                             --               214,285

Conversion of Debentures to common stock                                                  --                   160

Shares placed in escrow as security
  for Debentures                                                                          --                    --

Issuance of Series A Preferred Stock                                                      --                 1,000

Beneficial conversion on conversion of
  Debentures to common stock                                                              --               234,275

Net loss                                                                            (754,941)             (754,941)
--------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001                                                       $(754,941)            $(305,221)

Conversion of Debentures to common stock:
  February 22, 2002                                                                       --                15,000
  February 25, 2002                                                                       --                10,000
  February 27, 2002                                                                       --                15,000
  March 21, 2002                                                                          --                15,000
  April 25, 2002                                                                          --                 5,000

Issuance of shares for consulting fees:
  February 5, 2002                                                                        --                42,750
  March 11, 2002                                                                          --                63,750
  March 26, 2002                                                                          --                45,000
  April 9, 2002                                                                           --                30,000
  May 15, 2002                                                                            --                 1,560

Beneficial conversion feature in
  connection with issuance of Debentures                                                  --                10,714

Issuance of common stock for cash                                                         --                37,000

Accrued interest on Debentures paid
  through the issuance of common stock                                                    --                 2,186

Net loss                                                                            (691,262)             (691,262)
--------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002                                                     $(1,446,203)            $(703,523)

Conversion of debentures to common stock:
  April 29, 2003                                                                          --                57,000
  May 7, 2003                                                                             --                30,708
  May 12, 2003                                                                            --                   652
  July 7, 2003                                                                            --                   699
  August 8, 2003                                                                          --                74,975
  August 12, 2003                                                                         --                 6,580
  December 18, 2003                                                                       --                   600

Issuance of shares for consulting fees:
  March 13, 2003                                                                          --                32,500
  March 13, 2003                                                                          --                   100

Accrued interest on debentures paid through
  the issuance of common stock                                                            --                11,033

Dividend paid through the issuance of common stock                                   (10,159)                   --

Security transfer fee paid through the issuance
  of common stock                                                                         --                   745

Beneficial conversion feature in connection
  with issuance of debentures                                                             --                16,928

Net loss                                                                            (413,876)             (413,876)
--------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2003                                                     $(1,870,238)            $(884,879)

Conversions of debentures into common stock:
  January 5, 2004                                                                         --               112,000
  March 2, 2004                                                                           --                84,000
  March 13, 2004                                                                          --                 4,200
  April 2, 2004                                                                           --                31,250
  April 2, 2004                                                                           --                37,500

Issuance of common stock for cash:
  March 15, 2004                                                                          --                77,000
  April 2, 2004                                                                           --               250,000
  August 12, 2004                                                                         --                15,000
  September 10, 2004                                                                      --                20,000
  September 13, 2004                                                                      --               150,000
  November 5, 2004                                                                        --                50,000
  December 13, 2004                                                                       --                50,000
  December 13, 2004                                                                       --                20,000

Issuance of common stock for note receivable:
  December 13, 2004                                                                       --                20,000

Issuance of common stock for consulting fees:
  November 11, 2004                                                                       --                 3,333
  December 13, 2004                                                                       --                36,000
  December 13, 2004                                                                       --                10,000
  December 21, 2004                                                                       --                55,000

Net loss                                                                            (645,917)             (645,917)
--------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2004                                                     $(2,516,155)            $(505,513)
==========================================================================================================================

The accompanying notes and independent auditor's report should be read in conjunction with the consolidated financial statements.

                       SHELRON GROUP INC. AND SUBSIDIARIES
                          (a development stage company)

                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                                              Period from
                                                                                                              August 21, 2001
                                                                                                           (date of inception)
                                                                              Year ended      Year ended        through
                                                                              December 31,    December 31,    December 31,
                                                                                  2004            2003            2004
                                                                              ------------    ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                      $   (645,917)   $   (413,876)   $ (2,505,996)
Adjustments to reconcile net loss to net cash used in operating activities:
  Noncash revenue                                                                       --         (26,500)        (26,500)
  Consulting fees financed through note payable                                         --              --          30,000
  Noncash consulting and development fee                                            49,333          32,600         270,493
  Noncash expenses                                                                  55,000             745          55,745
  Amortization of original issue discount and beneficial conversion                     --         117,817         545,976
feature
  Amortization of deferred finance costs                                                --           6,125          15,000
  Depreciation                                                                      16,053          15,324          44,143
  Amortization                                                                      22,500              --          22,500
Changes in operating assets and liabilities:
  Increase in accounts receivable                                                   (7,482)             --          (7,482)
  (Decrease) increase in accounts payable and accrued expenses                     (88,857)        (63,118)        122,041
  Increase in due to stockholder                                                   119,596         235,430         371,026
                                                                              ------------    ------------    ------------
  Net cash used in operating activities                                           (479,774)        (95,453)     (1,063,054)
                                                                              ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                               (10,210)             --         (15,687)
  Acquisition of software                                                         (150,000)             --        (150,000)
                                                                              ------------    ------------    ------------
  Net cash used in investing activities                                           (160,210)             --        (165,687)
                                                                              ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of debentures                                                  --          39,500         512,000
  Proceeds from issuance of common stock                                           632,000              --         669,000
  Increase in stock subscriptions payable                                               --              --           6,000
  Payment of deferred finance fees                                                      --              --         (15,000)
  Proceeds from notes payable                                                       43,650          61,500         105,150
  Payment of note payable                                                           (5,000)             --          (5,000)
                                                                              ------------    ------------    ------------
  Net cash provided by financing activities                                        670,650         101,000       1,272,150
                                                                              ------------    ------------    ------------
Net increase in cash                                                                30,666           5,547          43,409
Cash at the beginning of period                                                     12,743           7,196              --
                                                                              ------------    ------------    ------------
Cash at the end of period                                                     $     43,409    $     12,743    $     43,409
                                                                              ============    ============    ============


The accompanying notes and independent auditor's report should be read in conjunction with the consolidated financial statements.

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:

Consulting fees financed through notes payable                                            $   --           $  5,000         $ 30,000
====================================================================================================================================
Consulting fee paid in exchange for series A preferred stock issuance                     $   --           $   --           $  1,000
====================================================================================================================================
Conversion of debentures and related interest to common stock                             $268,950         $181,597         $502,510
====================================================================================================================================
Consulting fees paid in exchange for shares of common stock                               $ 49,333         $ 32,600         $264,993
====================================================================================================================================
Advertising fees paid in exchange for shares of common stock                              $ 55,000         $   --           $ 55,000
====================================================================================================================================
Noncash dividend paid                                                                     $   --           $ 10,159         $ 10,159
====================================================================================================================================
Issuance of common stock for a note receivable                                            $ 20,000         $   --           $ 20,000
====================================================================================================================================

The accompanying notes and independent auditor's report should be read in conjunction with the consolidated financial statements.

                       SHELRON GROUP INC. AND SUBSIDIARIES
                          (a development stage company)
                                  CONSOLIDATED
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2004


1. BUSINESS ORGANIZATION, PRINCIPAL BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

In this report, the terms "we," "us" and the "Company" refer to Shelron Group, Inc. and its predecessors and subsidiaries, unless the context indicates otherwise.

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

On November 9, 2001, B-Park, pursuant to a stock purchase agreement, acquired 9,000,000 shares of common stock of TTTTickets from the controlling shareholder for $20,000 which is included in other operating expenses for the period ended December 31, 2001 on the accompanying consolidated statement of operations. TTTTickets formed a wholly owned subsidiary, TTTTickets Acquisition Corp., a Delaware corporation ("Acquisition Corp."). Subsequently, pursuant to an Agreement of Merger dated November 9, 2001 (the "Merger Agreement"), B-Park was merged into Acquisition Corp. and Acquisition Corp. became the surviving corporation. The transaction was effected by the stockholders of B-Park exchanging all of the outstanding shares of B-Park for 9,000,000 shares of common stock of TTTTickets. Simultaneously with the closing of the Merger Agreement, the sole director of TTTTickets resigned and the director of B-Park was appointed the sole member of the board of directors of TTTTickets. The Stock Purchase agreement and subsequent Merger Agreement effected a change in control. Since TTTTickets was essentially a shell corporation and since the shareholder of B-Park became a controlling shareholder and the sole director (the "Director"); these transactions were accounted for as a capital transaction accompanied by a recapitalization. The accounting was similar to a "reverse acquisition" except that no goodwill was recorded with B-Park being the accounting acquiror for financial statement purposes. Accordingly, the consolidated financial statements include the historical results of operations of B-Park for the period from its inception to December 31, 2002, and for TTTTickets subsequent to the November 9, 2001 transaction date.

In September 2002, TTTTickets changed its name to Shelron Group Inc. ("Shelron"). The Company changed its name due to the fact that it no longer operated in the business of creating a secondary marketplace for individuals to buy and sell event tickets on the Internet, to which the Company's former name was strongly associated.

During 2004, the Company identified new business opportunities and diverted its development efforts and resources from the development of products integrating independent business applications to unify a variety of enterprise information and services to the development of business intelligence (BI) software, advertising and comparative shopping software products and services.

The Company has recently started marketing its comparative shopping software products and services in the United States and intends to further market them worldwide. At December 31, 2004, substantially all of the Company's assets are located in Israel and substantially all of its operations are conducted in Israel.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Shelron and its wholly owned subsidiaries (collectively, the "Company"). All significant inter company transactions have been eliminated. The Company is controlled by Hull Services, Inc. ("Hull"), a company owned by an officer, stockholder and sole director of the Company (see Note 6).

                       SHELRON GROUP INC. AND SUBSIDIARIES
                          (a development stage company)
                                  CONSOLIDATED
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2004

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates by management. Actual results could differ from those estimates.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has incurred losses of $645,917, $413,876 and $2,505,996 for the years ended December 31, 2004 and 2003 and for the period August 21, 2001 (date of inception) through December 31, 2004, respectively, and has a stockholders' deficiency and negative working capital at December 31, 2004 which raises substantial doubt about the Company's ability to continue as a going concern. Management of the Company has stated that the Company intends to raise funds through the sale of additional shares of common stock.

Functional Currency

The currency of the primary economic environment in which the Company's operations are conducted is the U.S. dollar, which is used as the Company's functional and reporting currency.

Cash

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

Property and Equipment

Depreciation of property and equipment is provided for by the straight-line method over the estimated useful lives of the related assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

Revenue Recognition

Revenues are recognized for service provided according to persuasive evidence that an arrangement exists, the fee is fixed or determinable and we have no significant remaining obligations, and collection is reasonably assured.

Research and Development

Costs incurred in connection with the research and development of the Company's products are expensed as incurred

Marketing and Advertising

Marketing and advertising costs are expensed as incurred. These expenses amounted to $120,124 in year 2004 and were principally comprised of the Company's sponsorship of a public event and the acquisition of advertising campaigns in the Internet.

Income Taxes

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

                       SHELRON GROUP INC. AND SUBSIDIARIES
                          (a development stage company)
                                  CONSOLIDATED
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2004


Earnings (loss) per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share gives effect to dilutive convertible securities, options, warrants and other potential common stock outstanding during the period. The Company has no potential common stock for the years ended December 31, 2004 and 2003.

Stock-based Compensation

The Company elected to measure compensation cost using Accounting Principles Board ("APB") Opinion No. 25 as is permitted by SFAS No. 123, Accounting for Stoc -Based Compensation, and has elected to comply with other provisions and the disclosure-only requirements of SFAS No. 123. The Company has not issued any employee options.

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

2.  PROPERTY AND EQUIPMENT:


Property and equipment, at cost, at December 31, 2004 and 2003 consists of:

                                                                                   Estimated
December 31,                                              2004         2003      useful life
                                                     ---------     --------      -----------
Software                                             $ 150,000      $    --          5 years
Office Equipment                                         3,950        3,950          3 years
Computer Equipment                                      40,412       30,202          3 years
Furniture and fixtures                                  11,825       11,825          5 years
                                                     ---------     --------
                                                       206,187       45,977
Less accumulated depreciation and amortization          66,643       28,090
                                                     ---------     --------
                                                     $ 139,544      $17,887
                                                     =========     ========

In October 2002, the Company entered into a purchase agreement with Hull pursuant to which the Company acquired certain property and equipment for $40,500. Payment was due in July 2003. As of December 31, 2004, $16,690 is due under the purchase agreement and that amount is included in accounts payable and accrued expenses in the accompanying consolidated balance sheet.

                       SHELRON GROUP INC. AND SUBSIDIARIES
                          (a development stage company)
                                  CONSOLIDATED
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2004

3. ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts payable and accrued expenses consist of the following:

                 December 31,                           2004              2003
                 ---------------------------------------------------------------
                 Legal                             $  22,542         $ 102,383
                 Interest                             14,465            12,130
                 Due to Hull                          16,690            40,500
                 Rent                                     --             5,152
                 Accounting fees                      15,201            54,965
                 Consulting expenses                  58,765            16,497
                 Other                                26,159            11,052
                                                   ---------         ---------
                 Total                             $ 153,822         $ 242,679
                                                   =========         =========

4. NOTES AND LOANS PAYABLE:

In October 2001 the Company issued a note payable on a principal amount of $30,000 to Halter Financial Group, Inc. ("Halter"), a stockholder of the Company. The note was due on May 9, 2002. Interest accrued on the note at a rate of 6-1/2% per annum from issuance through the date of maturity, provided that upon a payment default interest would accrue at a rate of 18% from the date of default until payment in full of the outstanding principal amount of the note and all accrued and unpaid interest. Interest was due and payable upon the payment of the principal balance. In May 2002 the Company defaulted on the note. In March 2004, the Company agreed to the terms of a final judgment with respect to this obligation. $5,000 was paid upon signing the agreement with the balance of $25,000 to be paid in equal monthly installments through January 2005. The $25,000 in principal amount of the note payable outstanding as of December 31, 2004 was fully paid in January 2005. Due to the short-term nature of the note payable and borrowing rates currently available to the Company, the fair value of the note is not materially different from its carrying value.

In March 2003, the Company borrowed $5,000 from an individual and agreed to repay $10,000 in June 2003 in satisfaction of this obligation. The Company recorded $5,000 as additional interest expense. At December 31, 2003, the note remained unpaid. In October 2003, the Company borrowed an additional $30,000 from this individual. The loan carried an interest rate of 7% per annum and was due on September 30, 2004. As of December 31, 2004 the outstanding amount of both loans was $35,000. The outstanding amount of the loans was repaid on March 28, 2005 through a payment of $26,000 in cash and $9,000 worth of common stock to be issued on April 2005, pursuant to the terms of a settlement agreement made between the Company and the holder of the loans on March 16, 2005.

In 2003, the Company borrowed $26,500 from certain entities. In December 2003, the Company granted a software license to these entities in return for the cancellation of the loan. The license is renewable annually for a payment equal to 15% of the initial license price. As of December 31, 2004, the license has not been renewed by these entities.

In October 2004, the Company agreed to sign a subscription agreement with a non-U.S. investor in the aggregate amount of $40,000. As of December 31, 2004, the amount of $33,650 was received for a note payable.

In November 2004, the Company received $10,000 in error, according to a notice received from a banking institution. In March 2005, the Company provided the banking institution with its acceptance and authorization to correct the transfer of funds as effected in error.

                       SHELRON GROUP INC. AND SUBSIDIARIES
                          (a development stage company)
                                  CONSOLIDATED
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2004

5. DEBENTURES PAYABLE:

On October 24, 2001, B-Park issued Series A Senior Subordinated Convertible Redeemable Debentures (the "Debentures") to RCG, LLC, RIM CG, LLC and RIM Capital Holdings, LLC (together, the "holders") in the aggregate principal amount of $500,000 at a purchase price equal to 90% of principal amount, or $450,000 for cash. The security shares were assumed by Shelron upon the merger described in Note 1. The Debentures were due on October 24, 2003 and bear interest at a rate of 8% per annum. Each holder of the Debentures is entitled, at any time, to convert all or any amount over $5,000 of the principal face amount of the Debentures then outstanding to common stock of the Company at a conversion price per share equal to 70% of the lowest closing bid price of the common stock as reported on the principal exchange on which the Company's common stock is listed for quotation. The beneficial conversion feature of this issuance, amounting to $214,285, has been recorded as a discount on the Debentures, with a corresponding increase to additional paid-in capital. This discount, as well as the $50,000 discount upon issuance, were amortized to interest expense over the term of the debt.

The Debentures were not paid at maturity and were subsequently assigned to a new holder in December 2003. The assignee acquired the Debenture net of accrued interest.

Under a Stock Pledge and Security Agreement, the Debenture holders were issued 9,000,000 of shares of the Company's common stock (the "Security Shares"), which are being held in escrow to secure the Company's obligations under the Debentures. The Security Shares were not included in weighted shares outstanding for the computation of net loss per common share through 2002. In addition, the Company placed into escrow 9,000,000 shares of its common stock (the "Insider Shares") owned by certain stockholders, including the principal stockholder of the Company (the "Insider Shares") and the 1,000,000 shares of Series A Preferred Stock described in Note 6 below. The Security Shares and Insider Shares were released in 2003.

In March 2002, the Company issued an additional Debenture in the aggregate principal amount of $25,000 at a purchase price equal to 90% of its principal amount, or $22,500 for cash. The beneficial conversion feature of this issuance, amounting to $10,714, has been recorded as a discount on the Debenture, with a corresponding increase to additional paid-in capital. This discount, as well as the $2,500 discount upon issuance, was amortized to interest expense over the term of the debt.

In May and August 2003, the Company issued additional Debentures in the aggregate principal amount of $43,450 at a purchase price equal to 90% of their principal amount, or $39,500 for cash. The beneficial conversion feature of this issuance, amounting to $16,928, has been recorded as a discount on the Debenture, with a corresponding increase to additional paid-in capital. This discount, along with the $3,950 discount upon issuance, were charged to interest in 2003.

During the years ended December 31, 2004 and 2003, the holders of the Debentures converted $268,950 and $171,214 in the aggregate principal amount of the Debentures into 99,000,000 and 75,472,442 shares of common stock, respectively. Amortization of the discount on the Debentures amounted to $52,181, which was charged to interest expense for the year ended December 31, 2003. No interest expense in connection with the Debentures was charged during the year ended December 31, 2004.

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

At December 31, 2004, Debentures in the aggregate principal amount of $81,450 were outstanding. The outstanding Debentures are expected to be converted into a fixed number of shares of common stock pursuant to the terms of a settlement agreement made between the Company and the holder of the Debentures in April 2004 and as amended in September 2004.

                       SHELRON GROUP INC. AND SUBSIDIARIES
                          (a development stage company)
                                  CONSOLIDATED
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2004

6. PREFERRED STOCK:

On November 8, 2001, the Company filed a Certificate of Designation with the State of Delaware authorizing the issuance of one series of Preferred Stock (the "Series A Preferred Stock") consisting of 1,000,000 shares. All 1,000,000 shares of Series A Preferred Stock were issued to Hull Services Inc. The holder of the Series A Preferred Stock is entitled to vote along with the holders of common stock as one class on all matters for which the stockholders of the Company shall vote. The holder of Series A Preferred Stock is entitled to vote representing 52% of the total shares entitled to vote by all holders of the then outstanding shares of common stock and Series A Preferred Stock combined. The holder of the Series A Preferred Stock is entitled to vote along with the holders of common stock as one class on all matters for which the stockholders of the Company shall vote.

Each share of the Series A Preferred Stock is convertible at the option of the holder into one share of common stock upon not less than 15 days and not more than 30 days notice to the Company. In addition, if all or substantially all of the Company's assets or outstanding shares of the Company are sold, the shares of Series A Preferred Stock automatically convert to common stock.

                       SHELRON GROUP INC. AND SUBSIDIARIES
                          (a development stage company)
                                  CONSOLIDATED
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2004

7. REVENUE

On September 14, 2004, the Company entered into a Partnership Agreement for the providing of services through ActivShopper.

Revenues, as reported, have been generated during the two-month period ended December 31, 2004 and in connection with the aforesaid Partnership Agreement only.


8. INCOME TAXES

The provision for income taxes for the years ended December 31, 2004 and 2003 and for the period August 21, 2001 (date of inception) through December 31, 2004 differs from the amount computed using the federal statutory rate of 34% as a result of the following:

December 31,                                            2004           2003
--------------------------------------------------------------------------------
Tax benefit at federal statutory rate                 (34) %         (34) %
Increase in deferred tax asset valuation               34             34
allowance
--------------------------------------------------------------------------------
Net tax benefit rate                                   -0- %          -0- %
================================================================================

The Company has a net operating loss carryforward of approximately $2,506,000 available to offset future taxable income through 2024 subject to applicable tax statutes, in connection with potential limitations on the utilization of carryforward losses. The Company expects to file consolidated income tax returns.


9.  SUBSEQUENT EVENTS

Private Placement. In January 2005, the Company privately placed 18,500,000 shares of its common stock with an accredited investor for gross proceeds of $1.5 million, in accordance with the terms of a subscription agreement dated January 4, 2005. Pursuant to the terms of the subscription agreement, the Company has agreed to file a registration statement under the Securities Act of 1933, as amended, covering the resale of the shares within 90 days of the closing date.

In connection with the subscription agreement described above, the Company entered into a financial advisory agreement with the investor, pursuant to which the investor will provide the Company with general financial consulting services, including, assistance with capital-raising activities, and identification of possible merger and acquisition candidates. In consideration of such services, the Company paid the investor a one-time consulting fee of 4,000,000 shares of common stock and agreed to file a registration statement under the Securities Act of 1933, as amended, covering the resale of the shares within 90 days of the closing date.

Also in connection with the subscription agreement described above, the Company entered into a finder's agreement pursuant to which the Company issued 850,000 shares of common stock to an individual in consideration of that individual's services in introducing the Company to the investor and our consummation of the transaction described above and agreed to file a registration statement under the Securities Act of 1933, as amended, covering the resale of the shares within 90 days of the closing date. Consulting fees are charged to expense when incurred. Finder's fees will be charged to equity.

The shares were sold in a transaction not involving a public offering and were issued without registration in reliance upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.

Issuance shares of common stock for services received - During the three month period ended March 31, 2005 the Company issued 2,392,689 shares of common stock to five service providers in consideration of services rendered in the equivalent of $62,430.