Form 10QSB
period 2005-03-31
SHELRON GROUP INC
filed 2005-05-16
CIK 1125903

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2005

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________ to _________________

                         Commission File Number: 0-31176

                               Shelron Group Inc.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Delaware                                    04-2968425
-------------------------------            -----------------------------------
(State or other jurisdiction or            (I.R.S. Employer Identification No)
incorporation or organization)

       7 Tfuzot Israel, Givataim, Israel                53583
   ----------------------------------------         ------------
   (Address of principal executive offices)           (Zip Code)

                                  212-836-4041
                          -----------------------------

                           (Issuer's telephone number)



      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|



The number of shares outstanding of the Registrant's Common Stock, $0.001 par value, as of the close of business on May 13, 2005 was 336,086,782.

                      SHELRON GROUP, INC. AND SUBSIDIARIES

                                      INDEX

Part I.  FINANCIAL INFORMATION                                             Page

Item 1.  Financial Statements:

Consolidated Balance Sheet at March 31, 2005                                  2

Consolidated Statement of Operations for the three months ended
March 31, 2005 and 2004, and for the period from August 21, 2001 (date of
inception) through March 31, 2005                                             3

Consolidated Statement of Cash Flows for the three months ended
March 31, 2005 and 2004, and for the period from August 21, 2001 (date of
inception) through March 31, 2005                                             4

Notes to Consolidated Financial Statements                                    5

Item 2.  Management's Discussion and Analysis or Plan of Operations           7

Item 3.  Controls and Procedures                                              8

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                    9

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          9

Item 3.  Defaults upon Senior Securities                                      9

Item 4.  Submission of Matters to a Vote of Security Holders                  9

Item 5.  Other Information                                                    9

Item 6.  Exhibits and Reports on Form 8-K                                    10

Signatures

Certification

                           FORWARD LOOKING STATEMENTS

This report may include forward-looking statements. Shelron Group Inc. (the "Company") has based these forward-looking statements on its current expectations and projections about future events. Forward-looking statements can be identified in this report based upon the usage of such words or phrases as "anticipate," "believe," "estimate," "expect," "intend," "may be," "objective," "plan," "predict," "project" and "will be" and similar words or phrases, or the negative thereof. These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Although the Company believes the expectations reflected in its forward-looking statements are based upon reasonable assumptions, it can give no assurance that it will attain these expectations or that any deviations will not be material. Except as otherwise required by the federal securities laws, the Company disclaims any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this report to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

                       SHELRON GROUP INC. AND SUBSIDIARIES
                          (a development stage company)

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                                 March 31, 2005  December 31, 2004
                                                                                 --------------  -----------------
                                                                                   (unaudited)      (audited)
Current Assets
               Cash                                                               $  1,324,242    $     43,409
               Note receivable                                                              --          20,000
               Accounts receivable                                                      12,717           7,482
                                                                                  ------------    ------------

                        Total Current Assets                                         1,336,959          70,891

Property and Equipment, net of accumulated depreciation of $76,045 and                 130,142         139,544
             $66,643, respectively

Deferred tax asset, net of valuation allowance of $958,000 and
            $728,000, respectively                                                          --              --
                                                                                  ------------    ------------
                        Total Assets                                              $  1,467,101    $    210,435
                                                                                  ============    ============


                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:

            Accounts payable and accrued expenses                                 $    148,594    $    153,822
            Due to shareholder                                                         386,267         371,026
            Subscriptions payable                                                       15,000           6,000
            Notes and loans payable                                                     33,650         103,650
            Debentures payable                                                          81,450          81,450
                                                                                  ------------    ------------
                        Total Current Liabilities                                      664,961         715,948
                                                                                  ============    ============
Stockholders' Equity (Deficiency):

            Series A preferred stock $.001 par value,
                  Authorized 10,000,000 shares,
                  Issued and outstanding 1,000,000 shares                                1,000           1,000
            Common stock, par value $.001 per share
                  Authorized 500,000,000 shares;
                  Issued and outstanding 336,086,782 shares and
                  310,344,093 shares, respectively                                     336,086         310,344
            Additional paid-in capital                                               3,586,309       1,699,298
            Deficit accumulated during the development stage                        (3,121,255)     (2,516,155)
                                                                                  ------------    ------------
                        Stockholders' Equity (Deficiency)                              802,140        (505,513)
                                                                                  ------------    ------------
                        Total Liabilities and Stockholders' Equity (Deficiency)   $  1,467,101    $    210,435
                                                                                  ============    ============

See notes to consolidated financial statements

                       SHELRON GROUP INC. AND SUBSIDIARIES
                          (a development stage company)

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                     Three Months ended March 31,       For the period from
                                    --------------------------------    August 21, 2001
                                         2005             2004          (date of inception)
                                                                        through March 31, 2005
                                    --------------    --------------    ----------------------
Revenue                             $       17,872    $           --    $               56,542
                                    --------------    --------------    ----------------------

Operating Expenses:
    Consulting fees                        459,987             6,790                 1,305,229
    Employment compensation                 39,000            39,000                   531,500
    Professional fees                       57,272             2,342                   340,321
    Marketing and advertising               25,030                --                   145,154
    Office and general expenses             32,242            16,708                   185,803
    Rent                                     7,960             3,000                    37,714
    Depreciation and amortization            9,402             3,831                    91,045
    Interest expense                            --               611                   537,533
    Bad debt expense                            --                --                     1,260
                                    --------------    --------------    ----------------------
Total Operating Expenses                   630,893            72,282                 3,175,559
                                    --------------    --------------    ----------------------
Net operating loss                        (613,021)          (72,282)               (3,119,017)

Other income
    Interest income                          7,921                --                     7,921
                                    --------------    --------------    ----------------------
Net loss                            $     (605,100)   $      (72,282)   $           (3,111,096)
                                    ==============    ==============    ======================
Net loss per share -
    Basic & diluted                 $        (0.00)   $        (0.00)   $                (0.08)
                                    ==============    ==============    ======================
Weighted average number of
    shares outstanding -
    Basic and diluted                  333,405,891       227,127,664                40,600,229
                                    ==============    ==============    ======================




See notes to consolidated financial statements

                       SHELRON GROUP INC. AND SUBSIDIARIES
                          (a development stage company)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                                              For the period from
                                                                                Three Months ended March 31,  August 21, 2001
                                                                              ------------------------------  (date of inception)
                                                                                   2005             2004      through March 31, 2005
                                                                              ------------------------------  ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

            Net loss                                                          $    (605,100)   $     (72,282)       $  (3,111,096)
                                                                              -------------    -------------        -------------
            Adjustments to reconcile net loss to net cash used in operating activities:
                  Noncash revenue                                                        --               --              (26,500)
                  Consulting fees financed through note payable                          --               --               30,000
                  Noncash consulting and financial advisory fees                    386,753               --              652,746
                  Noncash expenses                                                       --               --               55,745
                  Amortization of original issue discount
                    and beneficial conversion feature                                    --               --              545,976
                  Amortization of deferred finance costs                                 --               --               15,000
                  Depreciation                                                        1,902            3,831               46,045
                  Amortization                                                        7,500               --               30,000
            Changes in operating assets and liabilities:
                  Increase in accounts receivable                                    (5,235)              --              (12,717)
                  (Decrease) Increase in accounts payable
                     & accrued expenses                                              (5,228)         (45,426)             121,313
                  Increase in due to stockholder                                     15,241           39,000              386,267
                                                                              -------------    -------------        -------------
                        Net cash used in operating activities                 $    (204,167)   $     (74,877)       $  (1,249,221)
                                                                              -------------    -------------        -------------
CASH FLOWS FROM INVESTING ACTIVITIES

            Purchase of property and equipment                                           --           (2,350)             (15,687)
            Acquisition of software                                                      --               --             (150,000)
                                                                              -------------    -------------        -------------
                        Net cash used in investing activities                            --           (2,350)            (165,687)
                                                                              -------------    -------------        -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from issuance of debentures                                            --               --              512,000
         Proceeds from issuance of common stock                                   1,526,000           77,000            2,195,000
         Increase in stock subscriptions payable                                         --               --                6,000
         Payment of deferred finance fees                                                --               --              (15,000)
         Proceeds from note receivable                                               20,000               --               20,000
         Proceeds from notes payable                                                     --          150,000              105,150
         Payments on notes payable                                                  (61,000)          (5,000)             (66,000)
                                                                              -------------    -------------        -------------
                     Net cash provided by financing activities                    1,485,000          222,000            2,757,150
                                                                              -------------    -------------        -------------
INCREASE  IN CASH                                                                 1,280,833          144,773            1,324,242
CASH - BEGINNING OF PERIOD                                                           43,409           12,743                   --
                                                                              -------------    -------------        -------------
CASH - END OF PERIOD                                                          $   1,324,242    $     157,516        $   1,324,242
                                                                              =============    =============        =============

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:
Consulting fees financed through notes payable                               $          --    $          --        $      30,000
                                                                             =============    =============        =============
Consulting fees paid in exchange for series A preferred
      stock issuance                                                         $          --    $          --        $       1,000
                                                                             =============    =============        =============
Conversion of debentures and related interest to common stock                $          --    $     200,200        $     502,510
                                                                             =============    =============        =============
Consulting fees paid in exchange for shares of common stock                  $      62,429    $          --        $     327,422
                                                                             =============    =============        =============
Financial advisory fee paid in exchange for shares of common stock           $     324,324    $          --        $     324,324
                                                                             =============    =============        =============
Advertising fees paid in exchange for shares of common stock                 $          --    $          --        $      55,000
                                                                             =============    =============        =============
Noncash dividend paid                                                        $          --    $          --        $      10,159
                                                                             =============    =============        =============
Issuance of common stock for a note receivable                               $          --    $          --        $      20,000
                                                                             =============    =============        =============
Conversion of note payable to subscription payable                           $       9,000    $          --        $       9,000
                                                                             =============    =============        =============

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. GENERAL

The accompanying unaudited consolidated financial statements of Shelron Group Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with instructions for Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2005. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 2004 and notes thereto filed with the Securities and Exchange Commission in April 2005.

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.. As shown in the accompanying financial statements, the Company has a history of losses with a deficit accumulated during the development stage from inception through March 31, 2005 of $3,121,255. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required. The outcome of these uncertainties cannot be assured.

In January 2005, the Company received net proceeds of approximately $1,500,000 from the private placement of its securities further discussed in Note 3 below. Management of the Company believes that available cash resources on hand will enable the Company to maintain operations as presently conducted through March 31, 2006. However, these cash resources may not be sufficient to support any unforeseen contingencies that may arise or permit the Company to take advantage of business opportunities that may arise.

NOTE 3. COMMON STOCK


Private Placement

In January 2005, the Company privately placed 18,500,000 shares of its common stock with an accredited investor for gross proceeds of $1.5 million pursuant to a subscription agreement dated January 4, 2005. Under the terms of the subscription agreement, the Company anticipates filing a registration statement under the Securities Act of 1933, as amended covering the resale of these shares no later than June 7, 2005.

In connection with the subscription agreement described above, the Company entered into a financial advisory agreement with the investor, pursuant to which the investor will provide the Company with general financial consulting services, including, assistance with capital-raising activities, and identification of possible merger and acquisition candidates. In consideration of such services, the Company paid the investor a one-time consulting fee of 4,000,000 shares of its common stock. Under the terms of the financial advisory agreement, the Company anticipates filing a registration statement under the Securities Act of 1933, as amended covering the resale of these shares no later than June 7, 2005. Financial advisory fees have been charged to expense.

Also in connection with the subscription agreement described above, the Company entered into a finder's agreement pursuant to which the Company issued 850,000 shares of its common stock to an individual as compensation for that individual's services in introducing the Company to the investor and the consummation of the transaction described above. Finder's fees have been charged to equity.

Issuance shares of common stock for services received

During the three month period ended March 31, 2005 the Company issued 2,392,689 shares of its common stock to five service providers in consideration of services rendered in the equivalent of $62,429.


NOTE 4. SUBSEQUENT EVENTS

On April 18, 2005, the Company entered into an agreement with Infospace, Inc. to purchase the rights, title and interest of Infospace, Inc.'s in U.S. and foreign trademarks, trade names and service marks for "ActiveShopper" and the domain names activeshopper.com, activeshopper.org, active-shop.com, active-shopper.com, active-shopper.net and active-shopper.org. The Company paid a one-time payment of $40,000 for such marks and domain names. A copy of this agreement is attached as Exhibit 10.1 to this Quarterly Report on Form 10-QSB.

In May 2005 the Company obtained an extension until June 7, 2005 to file a registration statement before penalties arise, pursuant to the subscription agreement entered into for its private placement of its common stock in January 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

Shelron Group, Inc. (the "Company", "we", "our", or "us") is a development stage company that develops business intelligence software and advertising and comparative shopping software products and services. We released our initial product, ActivShopper, in August 2004 ("ActivShopper"). ActivShopper is a free software download that automatically scans, locates and compares prices for an item that a consumer selects at an e-commerce site.

We are considered a development stage company and have a limited operating history upon which an evaluation of our prospects can be made. As of March 31, 2005, we had an accumulated deficit of $3,121,255. Our prospects must therefore be evaluated in light of the problems, expenses, delays and complications associated with a development stage company.

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

Revenue Recognition - We presently generate revenues primarily from directing traffic to merchants' websites through partnerships agreements with third parties. We recognize revenues for service provided according to persuasive evidence that an arrangement exists, the fee is fixed or determinable, we have no significant remaining obligations, and collection is reasonably assured.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2005 TO THE THREE MONTHS ENDED MARCH 31, 2004

Revenues

For the three months ended March 31, 2005, our revenues were $17,872 and were primarily generated from an initial and early implementation of partnership agreement according to which we direct traffic to merchants' websites through ActivShopper. For the three months ended March 31, 2004, there were no revenues.

Research and development

Research and development expenses, as included in consulting fees, consist of subcontracting personnel and related expenses of research and development teams in Israel and abroad. For the three month period ended March 31, 2005 our research and development expenses were $95,506. For the three months ended March 31, 2004, no research and development expenses were incurred.

Marketing and advertising

Marketing and advertising expenses for the three month period ended March 31, 2005 amounted to $25,030 and were principally comprised of the Company's acquisition of advertising campaigns in the Internet. For the three months ended March 31, 2004, no marketing and advertising expenses were incurred.

General and Administrative Expenses

For the three months ended March 31, 2005, our general and administrative expenses were $630,893 as compared to $72,282 for the three months ended March 31, 2004. Management attributes the increase in general and administrative expenses primarily to a one-time consulting fee rendered in exchange for 4,000,000 shares of our common stock valued at $324,324 at the time of issuance, to the increase in consulting fees in connection with the development of Activshopper, and to the increase in professional fees and marketing and advertising expenses in connection therewith.

Net Loss

During the three month period we reported a net loss of $605,100 compared to a net loss of $72,282 for the three month period ended March 31, 2004. Management attributes the increase in net loss primarily to the increase in consulting fees, professional fees and marketing and advertising expenses.


Liquidity and Capital Resources

To date we have financed our operations primarily from cash generated though the sale of our common stock. In January 2005 we raised gross proceeds of $1,500,000 from the private placement to an investor of 18,500,000 shares of our common stock.

During the three month ended March 31, 2005, our consolidated cash increased by $1,280,833 from $43,409 at December 31, 2004 to $1,324,242 at March 31, 2005.
The increase in our consolidated cash and working capital is primarily attributable to the above referenced private placement in January 2005.

Based on our current operating plan, we anticipate that the amount of cash we have on hand will allow us to meet our cash requirements through March 31, 2006.

Our capital requirements depend on numerous factors, including market acceptance of our products and services, our ability to obtain additional financing, and technological developments.

Unplanned acquisition and development opportunities and other contingencies may arise, which could require us to raise additional capital sooner than previously anticipated. Any future capital raise by our company is likely to result in substantial dilution to existing stockholders.

Our independent registered public accounting firm, in their report on our financial statements for the year ended December, 2004 expressed substantial doubt about our ability to continue as a going concern. Our continuation as a going concern, however, is dependent upon, among other things, our ability to obtain additional financing when and as needed and to generate sufficient cash flow to meet our obligations on a timely basis. No assurance can be given that we will be able to obtain such financing when and if needed on acceptable terms or on any terms. These circumstances could complicate our ability to raise additional capital. Our financial statements do not include any adjustments to the carrying amounts of our assets and liabilities that might result from the outcome of this uncertainty.

Additional equity financings may be dilutive to holders of our common stock, and debt financing, if available, may involve significant payment obligations and covenants that restrict how we operate our business.


ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

       Based on an evaluation as of the end of the period covered by this quarterly report, our principal executive officer (and principal financial officer) has concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective for the purposes set forth in such definition.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

       There have not been any changes in our internal control over financial reporting identified in connection with the evaluation discussed above that occurred during the three months ended covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


                                     Part II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDING

We are not a party to any material legal proceeding.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2005, the Company issued the following unregistered equity securities:

            (i) In January 2005, we privately placed 18,500,000 shares of our common stock with an accredited investor for gross proceeds of $1.5 million.

            (ii) In connection with the subscription agreement described above, we entered into a financial advisory agreement with the investor, pursuant to which we issued 4,000,000 shares of our common stock to the investor in consideration of the investor's general financial consulting services, including, assistance with capital-raising activities, and identification of possible merger and acquisition candidates.

            (iii) In connection with the subscription agreement described above, we entered into a finder's agreement pursuant to which we issued 850,000 shares of our common stock to an individual in consideration of that individual's services in introducing us to the investor and our consummation of the transaction described above.

            (iv) We issued a total of 2,392,689 shares of common stock to five service providers in consideration of services rendered valued at $62,429.

The shares described above were sold or issued in transactions not involving a public offering and were issued without registration in reliance upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.


3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5. OTHER INFORMATION

Not Applicable.

ITEM 6. EXHIBITS

(a)   Exhibits


      31.1 Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

      32.1 Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized..

    Signature           Capacity                                  Date

    /s/ Eliron Yaron    Chief Executive Officer, President  and   May 16, 2005
    ----------------
    Eliron Yaron        Chief Financial Officer