Form 10QSB
period 2005-06-30
SHELRON GROUP INC
filed 2005-08-15
CIK 1125903

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2005

                                                            or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ____________________

                         Commission File Number: 0-31176

                               Shelron Group Inc.
      ---------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Delaware                                       04-2968425
-------------------------------                       ------------------
(State or other jurisdiction or                       (I.R.S. Employer
 incorporation or organization)                       Identification No)

         29 Broadway Avenue, New York                      10006
     ----------------------------------------          ---------------
     (Address of principal executive offices)             (Zip Code)

                                  212-836-4041
                          -----------------------------

                           (Issuer's telephone number)



      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

      The number of shares outstanding of the Registrant's Common Stock, $0.001 par value, as of the close of business on August 11, 2005 was 346,873,119.

      Transitional Small Business Disclosure Format (Check one) Yes |_| No |X|

                      SHELRON GROUP, INC. AND SUBSIDIARIES

                                      INDEX

Part I.  FINANCIAL INFORMATION                                              Page

Item 1.  Financial Statements:

Consolidated Balance Sheet at June 30, 2005                                  2

Consolidated Statement of Operations for the
six months ended June 30, 2005 and 2004, and
for the period from August 21, 2001
(date of inception) through June 30, 2005                                    3

Consolidated Statement of Cash Flows for the six
months ended June 30, 2005 and 2004, and for the
period from August 21, 2001 (date of inception)
through June 30, 2005                                                        4

Notes to Consolidated Financial Statements                                   5

Item 2.  Management's Discussion and Analysis or Plan of Operations          8

Item 3.  Controls and Procedures                                            11

Part II.  OTHER INFORMATION                                                 12

Item 1.  Legal Proceedings                                                  12

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds        12

Item 3.  Defaults upon Senior Securities                                    12

Item 4.  Submission of Matters to a Vote of Security Holders                12

Item 5.  Other Information                                                  12

Item 6.  Exhibits and Reports on Form 8-K                                   13

Signatures

Certification

                           FORWARD LOOKING STATEMENTS

This report may include forward-looking statements. Shelron Group Inc. and subsidiaries (the "Company") has based these forward-looking statements on its current expectations and projections about future events. Forward-looking statements can be identified in this report based upon the usage of such words or phrases as "anticipate," "believe," "estimate," "expect," "intend," "may be," "objective," "plan," "predict," "project" and "will be" and similar words or phrases, or the negative thereof. These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Although the Company believes the expectations reflected in its forward-looking statements are based upon reasonable assumptions, it can give no assurance that it will attain these expectations or that any deviations will not be material. Except as otherwise required by the federal securities laws, the Company disclaims any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this report to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

                       SHELRON GROUP INC. AND SUBSIDIARIES
                          (a development stage company)

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                                         June 30, 2005  December 31, 2004
                                                                                          (unaudited)     (audited)
Current Assets

            Cash                                                                         $  1,040,150    $     43,409
            Note receivable                                                                     6,350          20,000
            Accounts receivable                                                                84,582           7,482
            Other                                                                              16,741              --
                                                                                         ------------    ------------

                   Total Current Assets                                                     1,147,823          70,891

Property and Equipment, net of accumulated depreciation of $85,937 and                        133,837         139,544
            $66,643, respectively

Other assets                                                                                   57,609              --

Deferred tax asset, net of valuation allowance of $1,047,000 and
            $728,000, respectively                                                                 --              --
                                                                                         ------------    ------------
                  Total Assets                                                           $  1,339,269    $    210,435
                                                                                         ============    ============

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities:

         Accounts payable and accrued expenses                                           $    129,108    $    153,822
         Due to shareholder                                                                   382,966         371,026
         Subscriptions payable                                                                  6,000           6,000
         Notes and loans payable                                                                   --         103,650
         Debentures payable                                                                    81,450          81,450
                                                                                         ------------    ------------
                  Total Current Liabilities                                                   599,524         715,948

Stockholders' Equity (Deficiency):

         Series A preferred stock $.001 par value per share,
              Authorized 10,000,000 shares,
              Issued and outstanding 1,000,000 shares                                           1,000           1,000
         Common stock, $.001 par value per share
              Authorized 500,000,000 shares;
              Issued and outstanding 342,173,119 shares and
              310,344,093 shares, respectively                                                342,173         310,344
         Additional paid-in capital                                                         3,752,291       1,699,298
         Deficit accumulated during the development stage                                  (3,355,719)     (2,516,155)
                                                                                         ------------    ------------
                    Stockholders' Equity (Deficiency)                                         739,745        (505,513)
                                                                                         ------------    ------------
                  Total Liabilities and Stockholders' Equity (Deficiency)                $  1,339,269    $    210,435
                                                                                         ============    ============

See notes to consolidated financial statements

                       SHELRON GROUP INC. AND SUBSIDIARIES
                          (a development stage company)

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                        Six Months ended June 30,         Three  Months ended June 30,            For
                                        -------------------------         ----------------------------         the period
                                                                                                          from August 21, 2001
                                                                                                            (date of inception)
                                         2005              2004              2005              2004        through June 30, 2005
                                    --------------    --------------    --------------    --------------    ------------------


Revenue                             $      102,944    $           --    $       85,072    $           --    $          141,614
                                    --------------    --------------    --------------    --------------    ------------------
Operating Expenses:
    Consulting fees                        617,597            43,262           157,610            36,472             1,462,839
    Employment compensation                 78,000            78,000            39,000            39,000               570,500
    Professional fees                       77,352            45,892            20,080            43,550               360,401
    Marketing and advertising               82,168                --            57,138                --               202,292
    Office and general expenses             61,887            37,365            29,644            20,657               215,448
    Rent                                    17,711             6,000             9,751             3,000                47,465
    Depreciation and amortization           19,294            15,162             9,892            11,331               100,937
    Interest expense                         1,118             1,847             1,118             1,236               538,651
    Bad debt expense                            --                --                --                --                 1,260
                                    --------------    --------------    --------------    --------------    ------------------
Total Operating Expenses                   955,127           227,528           324,233           155,246             3,499,793
                                    --------------    --------------    --------------    --------------    ------------------
Net operating loss                        (852,183)         (227,528)         (239,161)         (155,246)           (3,358,179)

Other income
    Interest income                         12,619                --             4,698                --                12,619
                                    --------------    --------------    --------------    --------------    ------------------
Net loss                                  (839,564)         (227,528)         (234,463)         (155,246)           (3,345,560)
                                    ==============    ==============    ==============    ==============    ==================
Net loss per share -
    Basic & diluted                 $        (0.00)   $        (0.00)   $        (0.00)   $        (0.00)   $            (0.07)
                                    ==============    ==============    ==============    ==============    ==================
Weighted average number of
    shares outstanding -
    Basic and diluted
                                       335,903,838       259,814,957       338,374,336       291,703,488            48,689,247
                                    ==============    ==============    ==============    ==============    ==================




See notes to consolidated financial statements

                       SHELRON GROUP INC. AND SUBSIDIARIES
                          (a development stage company)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                                        For the period from
                                                                           Six Months ended June 30,     August 21, 2001
                                                                                                        (date of inception)
                                                                              2005            2004      through June 30, 2005
                                                                           ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net loss                                                          $   (839,564)   $   (227,528)   $ (3,345,560)

         Adjustments to reconcile net loss to net cash used in operating activities:
              Noncash revenue                                                        --              --         (26,500)
              Consulting fees financed through note payable                          --              --          30,000
              Noncash consulting and financial advisory fees                    497,320              --         763,313
              Noncash expenses                                                       --              --          55,745
              Amortization of original issue discount
                and beneficial conversion feature                                    --              --         545,976
              Amortization of deferred finance costs                                 --              --          15,000
              Depreciation and Amortization                                      19,294          15,162          85,937
         Changes in operating assets and liabilities:
              Increase in accounts receivable                                   (77,100)             --         (84,582)
              Increase in other current assets                                  (16,741)             --         (16,741)
              (Decrease) Increase in accounts payable
                      & accrued expenses                                        (12,212)        (40,083)        114,329
              Increase in due to stockholder                                     11,940          69,251         382,966
                                                                           ------------    ------------    ------------
                  Net cash used in operating activities                        (417,063)       (183,198)     (1,480,117)
                                                                           ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES

         Purchase of property and equipment                                     (13,587)         (2,351)        (29,274)
         Acquisition of software                                                     --        (142,200)       (150,000)
         Investment in trademarks and domains                                   (40,000)             --         (40,000)
         Payment of security deposit                                            (17,609)             --         (17,609)
                                                                           ------------    ------------    ------------
                  Net cash used in investing activities                         (71,196)       (144,551)       (236,883)
                                                                           ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:

         Proceeds from issuance of debentures                                        --              --         512,000
         Proceeds from issuance of common stock                               1,526,000         327,000       2,195,000
         Increase in stock subscriptions payable                                     --              --           6,000
         Payment of deferred finance fees                                            --              --         (15,000)
         Proceeds from note receivable                                           20,000              --          20,000
         Proceeds from notes payable                                                 --         150,000         105,150
         Payments on notes payable                                              (61,000)         (5,000)        (66,000)
                                                                           ------------    ------------    ------------
                  Net cash provided by financing activities                   1,485,000         472,000       2,757,150
                                                                           ------------    ------------    ------------
INCREASE IN CASH                                                                996,741         144,251       1,040,150
CASH - BEGINNING OF PERIOD                                                       43,409          12,743              --
                                                                           ------------    ------------    ------------
CASH-END OF PERIOD                                                            1,040,150         156,994       1,040,150
                                                                           ============    ============    ============


SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:


Consulting fees financed through notes payable                             $         --    $         --    $     30,000
                                                                           ============    ============    ============
Consulting fees paid in exchange for series A preferred
      stock issuance                                                       $         --    $         --    $      1,000
                                                                           ============    ============    ============
Conversion of debentures and related interest to common stock              $         --    $    268,950    $    502,510
                                                                           ============    ============    ============

Consulting fees paid in exchange for shares of common stock                $    172,996    $         --    $    437,989
                                                                           ============    ============    ============

Financial advisory fee paid in exchange for shares of common stock         $    324,324    $         --    $    324,324
                                                                           ============    ============    ============
Advertising fees paid in exchange for shares of common stock               $         --    $         --    $     55,000
                                                                           ============    ============    ============
Noncash dividend paid                                                      $         --    $         --    $     10,159
                                                                           ============    ============    ============
Issuance of common stock for a note receivable                             $      6,350    $         --    $     26,350
                                                                           ============    ============    ============
Conversion of notes payable in exchange for shares of common stock         $     42,650    $         --    $     42,650
                                                                           ============    ============    ============
Conversion of accrued consulting fee in exchange for shares of
        common stock                                                       $     12,500    $         --    $     12,500
                                                                           ============    ============    ============

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL

The accompanying unaudited consolidated financial statements of Shelron Group, Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with instructions for Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Results of operations for the interim periods reported are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 2004 and notes thereto filed with the Securities and Exchange Commission in April 2005.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The Company continually evaluates the accounting policies and estimates we use to prepare the consolidated financial statements. The Company bases its estimates on historical experiences and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management.

The Company does not participate in, nor have created, any off-balance sheet special purpose entities or other off-balance sheet financing.

The following accounting policies have been identified as critical to the Company's business operations and the understanding of its results of operations.

Principles of consolidation - The accompanying consolidated financial statements include the accounts of Shelron Group Inc. and its wholly owned subsidiaries (collectively, the "Company"). All significant inter company transactions have been eliminated.

Functional currency - The currency of the primary economic environment in which the Company's operations are conducted is the U.S. dollar, which is used as the Company's functional and reporting currency.

Cash - The Company maintains cash in bank accounts which may, at times, exceed federally insured limits. The Company has not experienced any loss on these accounts.

Accounts receivables - Accounts receivable are reported at their outstanding unpaid principal balances reduced by an allowance for doubtful accounts. The Company estimates doubtful accounts based on historical bad debts, factors related to specific customers' ability to pay, and current economic trends. The Company writes off accounts receivable against the allowance when a balance is determined to be uncollectible.

Property and equipment - Depreciation of property and equipment is provided for by the straight-line method over the estimated useful lives of the related assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

Intangible assets - Intangible assets are carried at cost less accumulated amortization. Amortization is computed on the straight-line method over the ten-year estimated useful life of the assets. Amortization of acquired trademarks is computed following the quarter of acquisition. We periodically review the carrying value of our intangible assets to determine whether impairment may exist. We consider relevant cash flow and profitability information, including estimated future operating results, trends and other available information, in assessing whether the carrying value of the intangible assets can be recovered. If it is determined that the carrying value of the intangible assets will not be recovered from the undiscounted future cash flows, the carrying value of the assets would be considered impaired. An impairment charge is measured as any deficiency in the amount of estimated fair value of the intangible assets over carrying value.

Revenue Recognition - the Company presently generates revenues from directing traffic to merchants' websites through partnerships agreements with third parties and advertising campaigns through Activeshopper. Revenues are recognized for services provided according to persuasive evidence that an arrangement exists, the fee is fixed or determinable, with no significant remaining obligations, and collection is reasonably assured.

Research and development - Costs incurred in connection with the research and development of the Company's products are expensed as incurred.

Marketing and advertising - Marketing and advertising costs are expensed as incurred.

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

Earning (loss) per share - Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share gives effect to dilutive convertible securities, options, warrants and other potential common stock outstanding during the period

Recently Issued Accounting Pronouncements

Management does not believe that any recent issued, but not yet effective, accounting standards if currently adopted would have a material affect on the accompanying financial statements.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has a history of losses with a deficit accumulated during the development stage from inception through June 30, 2005 of $3,355,719. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required. The outcome of these uncertainties cannot be assured.

The financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that management will be successful in implementing its business plan or that the successful implementation of such business plan will actually improve the Company's operating results.

In January 2005 and in July 2005, the Company received net proceeds of approximately $1,500,000 and $300,000, respectively, from the private placement of its securities. These financings are further discussed in Notes 5 and 6 below. Management of the Company believes that available cash resources on hand will enable the Company to maintain operations as presently conducted through June 30, 2006. However, these cash resources may not be sufficient to support any unforeseen contingencies that may arise or permit the Company to take advantage of business opportunities that may arise.

NOTE 4 - TRADEMARKS AND DOMAIN NAMES

On April 18, 2005, the Company entered into an agreement with Infospace, Inc. to purchase the rights, title and interest of Infospace, Inc. in the U.S. and foreign trademarks, trade names and service marks for "ActiveShopper" and the domain names activeshopper.com, activeshopper.org, active-shop.com, active-shopper.com, active-shopper.net and active-shopper.org. The Company made a one-time payment of $40,000 for such marks and domain names.

NOTE 5 - COMMON STOCK

Private Placement

In January 2005, the Company privately placed 18,500,000 shares of its common stock par value $0.001 per share (the "Common Stock") with an accredited investor for gross proceeds of $1.5 million pursuant to a subscription agreement dated January 4, 2005. Under the terms of the subscription agreement, the Company agreed to file a registration statement under the Securities Act of 1933, as amended covering the resale of the shares within 90 days of the closing date, which period has been subsequently extended to December 31, 2005. If the Company does not file the registration statement by such date, then it may be liable for penalties.

In connection with the subscription agreement described above, the Company entered into a financial advisory agreement with the investor, pursuant to which the investor has provided the Company with general financial consulting services, including, assistance with capital-raising activities, and identification of possible merger and acquisition candidates. In consideration of such services, the Company paid the investor a one-time consulting fee of 4,000,000 shares of its Common Stock. The Company also undertook to file a registration statement covering the resale of these shares by December 31, 2005. Financial advisory fees have been charged to expense.

Also in connection with the subscription agreement described above, the Company entered into a finder's agreement pursuant to which the Company issued 850,000 shares of its Common Stock to an individual as compensation for that individual's services in introducing the Company to the investor and the consummation of the transaction described above. Finder's fees have been charge to equity.

On June 6, 2005, pursuant to signed subscription agreement, the Company sold 2,000,000 shares of Common Stock to an accredited investor for proceeds of $33,650 and a note payable of $6,350 in the aggregate. The Company sold the shares of common stock to the investors in reliance upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.

Issuance of shares of common stock for services received

During the six months period ended June 30, 2005 the Company issued 6,389,026 shares of its Common Stock to seven service providers in consideration of services rendered in the equivalent of $185,496.

Issuance of shares of common stock for a note payable

During the six month period ended June 30, 2005 the Company issued 90,000 shares of its Common Stock to a holder of a note payable in the equivalent of $9,000.

NOTE 6 - SUBSEQUENT EVENTS

On July 16, 2005 the Company entered into a subscription agreement with an accredited investor to purchase 4,500,000 shares of the Company's
Common Stock for proceeds of $300,000 in the aggregate. The investor has been granted piggyback registration rights. The shares were sold in a transaction not involving a public offering and were issued without registration in reliance upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.

In connection with the subscription agreement described above, the Company entered into a finder's agreement pursuant to which it issued 200,000 shares of its Common Stock to an individual as compensation for that individual's services in introducing the Company to the investor and the consummation of the investment described above.

On August 9, 2005, the Company received written notice from Hull Services Ltd. ("Hull"), to whom the Company owes at June 30, 2005 $382,966 in deferred compensation (which debt is recorded as a current liability) that Hull desires to convert the unpaid amount into shares of the Company's Common Stock. The Company's President, Eliron Yaron, is the principal shareholder of Hull. The Company and Hull are currently discussing the terms of the conversion. The conversion is further subject to approval by the Company's board of directors. If the deferred compensation is converted, the Company will no longer have a repayment obligation relating to this amount.


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

We are considered a development stage company and have a limited operating history upon which an evaluation of our prospects can be made. As of June 30, 2005, we had an accumulated deficit of $3,355,719. Our prospects must therefore be evaluated in light of the problems, expenses, delays and complications associated with a development stage company.

We have been engaged in the on-line shopping business since March 2004. Prior to that time, we were engaged in the field of designing and developing business applications software.

The following accounting policies have been identified as critical to the Company's business operations and the understanding of its results of operations.

Principles of consolidation - The accompanying consolidated financial statements include the accounts of Shelron Group Inc. and its wholly owned subsidiaries (collectively, the "Company"). All significant inter company transactions have been eliminated.

Functional currency - The currency of the primary economic environment in which the Company's operations are conducted is the U.S. dollar, which is used as the Company's functional and reporting currency.

Cash - The Company maintains cash in bank accounts which may, at times, exceed federally insured limits. The Company has not experienced any loss on these accounts.

Accounts receivables - Accounts receivable are reported at their outstanding unpaid principal balances reduced by an allowance for doubtful accounts. The Company estimates doubtful accounts based on historical bad debts, factors related to specific customers' ability to pay, and current economic trends. The Company writes off accounts receivable against the allowance when a balance is determined to be uncollectible.

Property and equipment - Depreciation of property and equipment is provided for by the straight-line method over the estimated useful lives of the related assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

Intangible assets - Intangible assets are carried at cost less accumulated amortization. Amortization is computed on the straight-line method over the ten-year estimated useful life of the assets. Amortization of acquired trademarks is computed following the quarter of acquisition. We periodically review the carrying value of our intangible assets to determine whether impairment may exist. We consider relevant cash flow and profitability information, including estimated future operating results, trends and other available information, in assessing whether the carrying value of the intangible assets can be recovered. If it is determined that the carrying value of the intangible assets will not be recovered from the undiscounted future cash flows, the carrying value of the assets would be considered impaired. An impairment charge is measured as any deficiency in the amount of estimated fair value of the intangible assets over carrying value.

Revenue Recognition - the Company presently generates revenues from directing traffic to merchants' websites through partnerships agreements with third parties and advertising campaigns through Activeshopper. Revenues are recognized for services provided according to persuasive evidence that an arrangement exists, the fee is fixed or determinable, with no significant remaining obligations, and collection is reasonably assured.

Research and development - Costs incurred in connection with the research and development of the Company's products are expensed as incurred.

Marketing and advertising - Marketing and advertising costs are expensed as incurred.

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

Earning (loss) per share - Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share gives effect to dilutive convertible securities, options, warrants and other potential common stock outstanding during the period.


RESULTS OF OPERATIONS

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2005 TO THE SIX MONTHS ENDED JUNE 30, 2004 AND THE THREE MONTHS ENDED JUNE 30, 2005 TO THE THREE MONTHS ENDED JUNE 30, 2004

Revenues

For the six and three months ended June 30, 2005, our revenues were $102,944 and $85,072, respectively, and were generated from the implementation of a partnership agreement according to which we direct traffic to merchants' websites through ActivShopper and from consultancy services granted by the Company in connection with advertising campaigns to be conducted through Activeshopper. For the corresponding periods ended June 30, 2004, there were no revenues.

Research and development

Research and development expenses, as included in consulting fees, consist of subcontracting personnel and related expenses of research and development teams in Israel and abroad. For the six and three months ended June 30, 2005 our research and development expenses were $185,298 and $ 99,309, respectively, and these amounts included $101,498 and $43,930, respectively, non-cash expenses incurred by the issuance of shares of Common Stock for software development services rendered to the Company.

For the six and three months ended June 30, 2004, our research and development expenses were $ 28,325 and $9,715. The increase in research and development expenses in the 2005 periods is primarily attributable to the development of the initial release of ActiveShopper and subsequent enhancement features since the initial launching.

Marketing and advertising

Marketing and advertising expenses for the six and three months period ended June 30, 2005 amounted to $82,168 and $57,138, respectively, and were principally attributable to our acquisition of internet based advertising campaigns. For the six months ended June 30, 2004, no marketing and advertising expenses were incurred. The increase in marketing and advertising expenses during the 2005 periods is primarily attributable to promotion activities relating to ActiveShopper which were primarily internet based.

Operating Expenses

For the six and three months ended June 30, 2005, our total operating expenses were $955,127 and $324,233, respectively, as compared to $227,528 and $155,246 for the six and three months ended June 30, 2004, respectively. The increase in the 2005 periods is primarily attributable to the increase in general and administrative expenses due to a non-cash one-time consulting fee of 4,000,000 shares of our Common Stock valued at $324,324 at the time of issuance, the increase in non-cash consulting fees in connection with the development of Activeshopper and increased professional fees and marketing and advertising expenses in connection therewith.

Net Loss

For the six and three months ended June 30, 2005 we reported a net loss of $839,564 and $234,463, respectively, as compared to a net loss of $227,528 and $155,246, respectively, for the six and three months period ended June 30, 2004. The decrease in net loss during the three month period ended June 30, 2005 is primarily attributable to decreased consulting fees and professional fees. The increase in net loss in the 2005 periods as compared to the 2004 periods is primarily due to a non-cash one-time consulting fee of 4,000,000 shares of our Common Stock valued at $324,324 at the time of issuance in January 2005 and the increase in our activities and operations in connection with Activeshopper.

Liquidity and Capital Resources

To date we have financed our operations primarily from cash generated though the sale of our Common Stock.

In January 2005 we raised gross proceeds of $1,500,000 from the private placement to an investor of 18,500,000 shares of our Common Stock and in July 2005 we raised an additional $300,000 from the placement of 4,500,000 shares of our Common Stock.

During the six months ended June 30, 2005, our consolidated cash increased by $996,741 from $43,409 at December 31, 2004 to $1,040,150 at June 30, 2005. The
increase in our consolidated cash and working capital is primarily attributable to the above referenced private placement in January 2005.

On August 9, 2005, we received written notice from Hull Services Ltd. ("Hull"), to whom we owe $382,966 in deferred compensation as of June 30, 2005 that it desires to convert the unpaid amount into shares of our Common Stock according to mutually agreeable terms. Our President and sole director, Eliron Yaron, is the principal and controlling shareholder of Hull.

 If the deferred compensation is in fact converted into equity, which action to subject to the approval of our board of directors, we will no longer have a repayment obligation relating to this amount, resulting in a cancellation of approximately 63% of our current liabilities as at June 30, 2005.


Based on our current operating plan, we believe that the cash resources we have on hand will allow us to maintain our operations through June 30, 2006.

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

Our independent registered public accounting firm, in their report on our financial statements for the year ended December 2004, expressed substantial doubt about our ability to continue as a going concern. Our continuation as a going concern, however, is dependent upon, among other things, our ability to obtain additional financing when and as needed and to generate sufficient cash flow to meet our obligations on a timely basis. No assurance can be given that we will be able to obtain such financing when and if needed on acceptable terms or on any terms. These circumstances could complicate our ability to raise additional capital. Our financial statements do not include any adjustments to the carrying amounts of our assets and liabilities that might result from the outcome of this uncertainty.

Additional equity financings may be dilutive to holders of our common stock, and debt financing, if available, may involve significant payment obligations and covenants that restrict how we operate our business.



ITEM 3. CONTROLS AND PROCEDURES


EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

       Based on an evaluation as of the end of the period covered by this quarterly report, our principal executive officer (and principal financial accounting officer) has concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective for the purposes set forth in such definition.


CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

       During the quarter ended June 30, 2005, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

                                     Part II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDING

We are not a party to any material legal proceeding.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2005, we issued unregistered securities as follows:

      (i) In May and June 2005, the Company issued 3,871,337 shares of its Common Stock to five service providers in consideration of services rendered valued at $110,068.

      (ii) In June 2005 the Company issued of 90,000 shares of common stock as repayment of a loan payable valued at $9,000.

      (iii) In June 2005, the Company privately placed 2,000,000 shares of our common stock with an accredited investor for gross proceeds of $33,650 and a note receivable of $6,350 in the aggregate.

      The Company sold the shares of Common Stock to the investors in reliance upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5. OTHER INFORMATION

Not Applicable.

ITEM 6. EXHIBITS

      Exhibits


         31.1 Certification of Principal Executive Officer and Principal Financial Accounting Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

         32.1 Certification of Principal Executive Officer and Principal Financial Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized..

  Signature            Capacity                                Date

  /s/ Eliron Yaron     Chief Executive Officer, President      August 15, 2005
  ----------------     (and Principal Financial Accounting
  Eliron Yaron         Officer)