Form 10QSB
period 2005-09-30
SHELRON GROUP INC
filed 2005-11-14
CIK 1125903

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2005

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ____________ to __________

                         Commission File Number: 0-31176

                               Shelron Group Inc.
      ---------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Delaware                                      04-2968425
--------------------------------------------------------------------------------
(State or other jurisdiction or              (I.R.S. Employer Identification No)
incorporation or organization)

      29 Broadway Avenue, New York                          10006
----------------------------------------        --------------------------------
(Address of principal executive offices)                  (Zip Code)

                                  212-836-4041
                          -----------------------------
                           (Issuer's telephone number)


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

         Indicate by check mark whether registrant is a shell company (as defined in Rule 12-2 of the Exchange Act)
Yes __ No X

         The number of shares outstanding of the Registrant's Common Stock, $0.001 par value, as of the close of business on November 11, 2005 was 365,937,531

         Transitional Small Business Disclosure Format (Check one)
Yes |_| No |X|

                      SHELRON GROUP, INC. AND SUBSIDIARIES

                                      INDEX

Part I.  FINANCIAL INFORMATION
                                                                                                   Page
Item 1.  Financial Statements:
Consolidated Balance Sheet at September 30, 2005                                                     2

Consolidated Statement of Operations for the nine and three months ended
September 30, 2005 and 2004, and for the period from August 21, 2001 (date of inception)
through September 30, 2005                                                                           3

Consolidated Statement of Cash Flows for the nine and three months ended
September 30, 2005 and 2004, and for the period from August 21, 2001 (date of inception)
through September 30, 2005                                                                           4

Notes to Consolidated Financial
Statements                                                                                           5

Item 2.  Management's Discussion and Analysis or Plan of Operations                                  9

Item 3.  Controls and Procedures                                                                    13

Part II.  OTHER INFORMATION                                                                         13

Item 1.  Legal Proceedings                                                                          13

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                                13

Item 3.  Defaults upon Senior Securities                                                            13

Item 4.  Submission of Matters to a Vote of Security Holders                                        13

Item 5.  Other Information                                                                          13

Item 6.  Exhibits and Reports on Form 8-K                                                           14

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

                       SHELRON GROUP INC. AND SUBSIDIARIES
                          (a development stage company)

                           CONSOLIDATED BALANCE SHEET

                                                      September 30,   December 31,
                                                          2005            2004
                                                       (unaudited)      (audited)
                                                       -----------    -----------
                           ASSETS

Current Assets

   Cash                                                $ 1,034,452    $    43,409
   Note receivable                                           6,350         20,000
   Accounts receivable                                     131,978          7,482
   Other                                                    43,621           --
                                                       -----------    -----------
      Total Current Assets                               1,216,401         70,891

Property and Equipment, net of accumulated
   depreciation of $94,966 and $66,643, respectively       124,968        139,544

Other assets                                                56,642           --

Deferred tax asset, net of valuation
   allowance of $1,172,000 and $728,000,
   respectively                                               --             --
                                                       -----------    -----------
      Total Assets                                     $ 1,398,011    $   210,435
                                                       ===========    ===========

    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:

   Accounts payable and accrued expenses               $    86,956    $   153,822
   Due to shareholder                                      400,407        371,026
   Subscriptions payable                                     6,000          6,000
   Notes and loans payable                                    --          103,650
   Debentures payable                                       81,450         81,450
                                                       -----------    -----------
      Total Current Liabilities                            574,813        715,948

Stockholders' Equity (Deficiency):

   Series A preferred stock $.001 par value per
      share, Authorized 10,000,000 shares,
      Issued and outstanding 1,000,000 shares                1,000          1,000
   Common stock, $.001 par value per share
      Authorized 500,000,000 shares;
      Issued and outstanding 350,687,531 shares and
      310,344,093 shares, respectively                     350,687        310,344
   Additional paid-in capital                            4,156,526      1,699,298
   Deficit accumulated during the development stage     (3,685,015)    (2,516,155)
                                                       -----------    -----------
         Stockholders' Equity (Deficiency)                 823,198       (505,513)
                                                       -----------    -----------
      Total Liabilities and Stockholders' Equity
         (Deficiency)                                  $ 1,398,011    $   210,435
                                                       ===========    ===========










See notes to consolidated financial statements

                       SHELRON GROUP INC. AND SUBSIDIARIES
                          (a development stage company)

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                                                            For the period
                                                                                                        from August 21, 2001
                                         Nine months                           Three months             (date of inception)
                                            ended                                  ended                       through
                                         September 30,                          September 30,               September 30,
                                 --------------------------------      --------------------------------      -------------
                                     2005               2004               2005               2004               2005
                                 -------------      -------------      -------------      -------------      -------------
Revenue                          $     204,533      $        --        $     101,590      $        --        $     243,203
                                 -------------      -------------      -------------      -------------      -------------
Operating Expenses:
   Consulting fees                     700,282            109,341             82,684             66,079          1,545,524
   Employment compensation             125,528            117,000             47,528             39,000            618,028
   Professional fees                   172,225             11,090             94,873            (34,802)           455,274
   Marketing and advertising           216,010               --              133,841               --              336,134
   Office and general                   94,440             56,959             32,554             19,594            248,001
      expenses
   Rent                                 36,662               (557)            18,951             (6,557)            66,416
   Depreciation and                     29,323             26,493             10,029             11,331            110,966
      amortization
   Insurance                            15,000               --               15,000               --               15,000
   Interest expense                      1,926              2,333                809                486            539,459
   Bad debt expense                       --                 --                 --                 --                1,260
                                 -------------      -------------      -------------      -------------      -------------
Total Operating Expenses             1,391,396            322,659            436,269             95,131          3,936,062
                                 -------------      -------------      -------------      -------------      -------------
Net operating loss                  (1,186,863)          (322,659)          (334,679)           (95,131)        (3,692,859)

Other income
   Interest income                      18,003               --                5,384               --               18,003
                                 -------------      -------------      -------------      -------------      -------------
Net loss                            (1,168,860)          (322,659)          (329,295)           (95,131)        (3,674,856)
                                 =============      =============      =============      =============      =============
Net loss per share -
   Basic & diluted               $       (0.00)     $       (0.00)     $       (0.00)     $       (0.00)     $       (0.07)
                                 =============      =============      =============      =============      =============
Weighted average number of
   shares outstanding -
   Basic and diluted
                                   338,016,563        271,444,247        346,652,754        294,323,612         56,300,721
                                 =============      =============      =============      =============      =============


See notes to consolidated financial statements

                       SHELRON GROUP INC. AND SUBSIDIARIES
                          (a development stage company)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                              For the period from
                                                                 Nine Months ended               August 21, 2001
                                                                    September 30,              (date of inception)
                                                               2005              2004      through September 30, 2005
                                                            -----------       -----------  --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                  (1,168,860)         (322,659)       (3,674,856)

   Adjustments to reconcile net loss
      to net cash used in operating
      activities:
      Noncash revenue                                                --                --           (26,500)
      Consulting fees financed through note payable                  --                --            30,000
      Noncash consulting, professional
        and financial advisory fees                             610,071                --           876,063
      Noncash expenses                                               --                --            55,745
      Amortization of original issue
        discount and beneficial conversion feature                   --                --           545,976

      Amortization of deferred finance costs                         --                --            15,000
      Depreciation                                                5,823            11,493            49,966
      Amortization                                               23,500            15,000            46,000
   Changes in operating assets and
      liabilities:
      Increase in accounts receivable                          (124,496)               --          (131,979)
      Increase in prepaid expenses                              (33,161)               --           (33,161)
      Increase in other receivables                             (10,460)               --           (10,460)
      (Decrease) Increase in accounts
         payable & accrued expenses                             (54,366)          (80,453)           72,177
      Increase in due to stockholder                             29,381            96,180           400,407
                                                            -----------       -----------       -----------
         Net cash used in operating activities                 (722,568)         (280,439)       (1,785,622)
                                                            -----------       -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                           (13,747)           (5,803)          (29,434)
   Acquisition of software                                           --          (150,000)         (150,000)
   Investment in trademarks and domains                         (40,000)               --           (40,000)
   Payment of security deposit                                  (17,642)               --           (17,642)
                                                            -----------       -----------       -----------
         Net cash used in investing activities                  (71,389)         (155,803)         (237,076)
                                                            -----------       -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from issuance of debentures                           --                --           512,000
      Proceeds from issuance of common stock                  1,826,000           492,000         2,495,000
      Increase in stock subscriptions payable                        --                --             6,000
      Payment of deferred finance fees                               --                --           (15,000)
      Proceeds from note receivable                              20,000                --            20,000
      Proceeds from notes payable                                    --                --           105,150
      Payments on notes payable                                 (61,000)           (5,000)          (66,000)
                                                            -----------       -----------       -----------
         Net cash provided by financing activities            1,785,000           487,000         3,057,150
                                                            -----------       -----------       -----------
INCREASE IN CASH                                                991,043            50,758         1,034,452
CASH - BEGINNING OF PERIOD                                       43,409            12,743                --
                                                            -----------       -----------       -----------
CASH-END OF PERIOD                                            1,034,452            63,501         1,034,452
                                                            ===========       ===========       ===========

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:

Consulting fees financed through
notes payable                                               $        --       $        --       $    30,000
                                                            ===========       ===========       ===========
Consulting fees paid in exchange
for series A preferred stock issuance                       $        --       $        --       $     1,000
                                                            ===========       ===========       ===========
Conversion of debentures and
related interest to common stock                            $        --       $   268,950       $   502,510
                                                            ===========       ===========       ===========
Consulting fees paid in exchange
for shares of common stock                                  $   285,747       $        --       $   550,739
                                                            ===========       ===========       ===========
Financial advisory fee paid in
exchange for shares of common stock                         $   324,324       $        --       $   324,324
                                                            ===========       ===========       ===========
Advertising fees paid in exchange
for shares of common stock                                  $        --       $        --       $    55,000
                                                            ===========       ===========       ===========
Noncash dividend paid                                       $        --       $        --       $    10,159
                                                            ===========       ===========       ===========
Issuance of common stock for a
note receivable                                             $     6,350       $    20,000       $    26,350
                                                            ===========       ===========       ===========
Issuance of common stock for
notes payables                                              $    42,650       $        --       $    42,650
                                                            ===========       ===========       ===========
Issuance of common stock for
accrued consulting fees                                     $    12,500                --       $    12,500
                                                            ===========       ===========       ===========

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

The Company does not participate in, nor has it created, any off-balance sheet special purpose entities or other off-balance sheet financing.

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

Revenue Recognition - the Company presently generates revenues from directing traffic to merchants' websites through partnerships agreements with third parties, and managing and advertising of campaigns through Activeshopper. Revenues are recognized for services provided according to persuasive evidence that an arrangement exists, the fee is fixed or determinable, with no significant remaining obligations, and collection is reasonably assured.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has a history of losses with a deficit accumulated during the development stage from inception through September 30, 2005 of $3,685,015. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required. The outcome of these uncertainties cannot be assured.

The financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that management will be successful in implementing its business plan or that the successful implementation of such business plan will actually improve the Company's operating results.

In January 2005 and in July 2005, the Company received net proceeds of approximately $1,500,000 and $300,000, respectively, from the private placement of its securities. These financings are further discussed in Note 6 below. Management of the Company believes that available cash resources on hand will enable the Company to maintain operations as presently conducted through September 30, 2006. However, these cash resources may not be sufficient to support any unforeseen contingencies that may arise or permit the Company to take advantage of business opportunities that may arise.

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

NOTE 5 - DUE TO SHAREHOLDER

On August 9, 2005, the Company received written notice from Hull Services Ltd. ("Hull"), to whom the Company owes as of September 30, 2005 $400,407 in accrued compensation (which debt is recorded as a current liability) that Hull desires to convert the unpaid amount into shares of the Company's Common Stock. The Company's President and sole director is the principal shareholder of Hull. The Company and Hull are currently discussing the terms of the conversion. The conversion is further subject to approval by the Company's board of directors. If the accrued compensation is converted, the Company will no longer have a repayment obligation relating to this amount.

NOTE 6 - COMMON STOCK

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

In connection with the subscription agreement described above, the Company entered into a financial advisory agreement with the investor, pursuant to which the investor has provided the Company with general financial consulting services, including, assistance with capital-raising activities, and identification of possible merger and acquisition candidates. In consideration of such services, the Company paid the investor a one-time consulting fee of 4,000,000 shares of its Common Stock. The Company also undertook to file a registration statement covering the resale of these shares by December 31, 2005. Financial advisory fees in the amount of $324,324 have been charged to expense.

Also in connection with the subscription agreement described above, the Company entered into a finder's agreement pursuant to which the Company issued 850,000 shares of its Common Stock to an individual as compensation for that individual's services in introducing the Company to the investor and the consummation of the transaction described above. Finder's fees in the amount $850 have been charged to equity.

On June 6, 2005, pursuant to signed subscription agreement, the Company sold 2,000,000 shares of Common Stock to an accredited investor for proceeds of $33,650 and a note receivable of $6,350 in the aggregate.

In July 2005, the Company privately placed 4,500,000 shares of its common stock par value $0.001 per share (the "Common Stock") with an accredited investor for gross proceeds of $300,000 pursuant to a subscription agreement dated July 16, 2005. The investor has been granted piggyback registration rights. The Company sold the shares of common stock to the investors in reliance upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.

Also in connection with the subscription agreement described above, the Company entered into a finder's agreement pursuant to which the Company issued 200,000 shares of its Common Stock to an individual as compensation for that individual's services in introducing the Company to the investor and the consummation of the transaction described above. Finder's fees have been charged to equity.

All of the above issuances of the Company's shares of Common Stock we effected without registration in reliance upon the exemption therefrom afforded by
Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.

Issuance of shares of common stock for services received

During the nine months period ended September 30, 2005 the Company issued 10,203,438 shares of its Common Stock to eleven service providers in consideration of services rendered in the equivalent of $298,245.

Issuance of shares of common stock for a note payable

During the nine month period ended September 30, 2005 the Company issued 90,000 shares of its Common Stock to a holder of a note payable in the equivalent of $9,000.

NOTE 7 - SUBSEQUENT EVENTS

In October 2005 the holder of the debentures converted $35,974 into 13,250,000 shares of Common Stock.

In October 2005 the company issued 2,000,000 shares of its Common Stock to a service provider in consideration of general financial consulting services rendered to the Company in the equivalent of $75,000.

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

We are considered a development stage company and have a limited operating history upon which an evaluation of our prospects can be made. As of September 30, 2005, we had an accumulated deficit of $3,685,015. Our prospects must therefore be evaluated in light of the problems, expenses, delays and complications associated with a development stage company.

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


RESULTS OF OPERATIONS

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2005 TO THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND THE THREE MONTHS ENDED SEPTEMBER 30, 2005 TO THE THREE MONTHS ENDED SEPTEMBER 30, 2004

Revenues

For the nine and three months ended September 30, 2005, our revenues were $204,533 and $101,590, respectively, and were generated from the implementation of partnership agreements according to which we direct traffic to merchants' websites through ActivShopper and from the management and consulting fees provided by the Company in connection with advertising campaigns based on Activeshopper. For the corresponding periods ended September 30, 2004, there were no revenues.

Research and development

Research and development expenses, as included in consulting fees, consist of subcontracting personnel and related expenses of research and development teams in Israel and abroad. For the nine and three months ended September 30, 2005 our research and development expenses were $243,948 and $58,650, respectively, and these amounts included $136,247 and $34,749, respectively, non-cash expenses incurred by the issuance of shares of Common Stock for software development services rendered to the Company. For the nine and three months ended September 30, 2004, our research and development expenses, as included in consulting fees, were $ 67,588 and $39,263, respectively.

The increase in research and development expenses in the 2005 periods is primarily attributable to the development of the initial release of ActiveShopper and subsequent enhancement features since the initial launching.

Marketing and advertising

Marketing and advertising expenses for the nine and three months period ended September 30, 2005 amounted to $216,010 and $133,841, respectively, and were principally attributable to our acquisition of internet based advertising campaigns. For the nine months ended September 30, 2004, no marketing and advertising expenses were incurred. The increase in marketing and advertising expenses during the 2005 periods is primarily attributable to promotion activities relating to ActiveShopper which were primarily internet based.

Operating Expenses

For the nine and three months ended September 30, 2005, our total operating expenses were $1,391,396 and $436,269, respectively, as compared to $322,659 and $95,131 for the nine and three months ended September 30, 2004, respectively. The increase in the 2005 periods is primarily attributable to the increase in general and administrative expenses due to a non-cash one-time consulting fee of 4,000,000 shares of our Common Stock valued at $324,324 at the time of issuance in January 2005, the increase in non-cash consulting fees in connection with the development of Activeshopper and increased professional fees and marketing and advertising expenses in connection therewith.

Net Loss

For the nine and three months ended September 30, 2005 we reported a net loss of $1,168,860 and $329,295, respectively, as compared to a net loss of $322,659 and $95,131, respectively, for the nine and three months period ended September 30, 2004. The increase in net loss in the 2005 periods as compared to the 2004 periods is primarily due to a non-cash one-time consulting fee of 4,000,000 shares of our Common Stock valued at $324,324 at the time of issuance in January 2005 and the increase in our activities and operations in connection with Activeshopper.

Liquidity and Capital Resources

         As of September 30, 2005, we had approximately $1 million in available cash resources, representing an increase of approximately $991,000 from the cash resources available as of December 31, 2004. In January 2005 and July 2005 we raised gross proceeds of $1,500,000 and $300,000, respectively, from the private placement to an investor of 18,500,000 and 4,500,000 shares of our Common Stock, respectively.

Based on our current operating plan, we believe that the cash resources we have on hand will allow us to maintain our operations through September 30, 2006. Our capital requirements depend on numerous factors, including market acceptance of our products and services, our ability to obtain additional financing, and technological developments. Unplanned acquisition and development opportunities and other contingencies may arise, which could require us to raise additional capital sooner than previously anticipated. Any future capital raise by our company is likely to result in substantial dilution to existing stockholders.

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


CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

      During the quarter ended September 30, 2005, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.


                                     Part II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDING

We are not a party to any material legal proceeding.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2005, we issued unregistered securities as follows:

      (i) In July 2005, the Company privately placed 4,500,000 shares of our Common Stock with an accredited investor for gross proceeds of $300,000.

      (ii) In connection with the subscription agreement described above, we entered into a finder's agreement pursuant to which we issued 200,000 shares of our common stock to a company in consideration of that company's services in introducing us to the investor and our consummation of the transaction described above.

      (iii) In August and September 2005, the Company issued 3,814,412 shares of its Common Stock to eight service providers in consideration of services rendered valued at $112,749

      The shares described above were sold or issued in transactions not involving a public offering and were issued without registration in reliance upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

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

Signature            Capacity                               Date
/s/ Eliron Yaron     Chief Executive Officer, President     November 14, 2005
----------------     (and Principal Financial Accounting
Eliron Yaron         Officer)