Form 10KSB
period 2005-12-31
SHELRON GROUP INC
filed 2006-05-22
CIK 1125903

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

Mark One:

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                         Commission file number 0-31176

                               Shelron Group Inc.

          Delaware                                              04-2968425
-------------------------------                             --------------------
(State or Other Jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                             Identification No.)

          29 Broadway, New York                                    10006
---------------------------------------------                      -----
  (Address of principal executive offices)                       (Zip Code)

                                  212-836-4041
          ------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


                      -------------------------------------
                 (Former address of principal executive offices)

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:
                          Common Stock $.001 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the exchange Act. / /

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

Indicate by check mark whether the registrant is a shell company (as define in Rule 12b-2 of the Exchange Act . Yes / / No /X/


Issuer's revenues for the year ended December 31, 2005: $374,261

The aggregate market value as at May 19, 2006 of the Common Stock of the issuer held by non-affiliates was approximately $18,882,000, (based on the last reported closing price of $0.049 per share on May 19, 2006).

The number of shares outstanding of the issuer's Common Stock as of May 22, 2006 was 385,343,467.

Transitional Small Business Disclosure Format:          Yes / /      No /X/

                               SHELRON GROUP INC.
                         2005 FORM 10-KSB ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                                                 Page
PART I
Item 1.    Description of Business................................................................3
Item 2.    Description of Properties..............................................................12
Item 3.    Legal Proceedings......................................................................12
Item 4.    Submission of Matters to a Vote of Security Holders....................................12

PART II
Item 5.    Market for Common Equity and Related Stockholder Matters...............................12
Item 6.    Management's Discussion and Analysis of Financial Conditions and Results of Operation..13
Item 7.    Financial Statements...................................................................17
Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...17
Item 8A.   Controls and Procedures................................................................17
Item 8B.   Other Information......................................................................17


PART III
Item 9.    Directors, Executive Officers, Promoters and Control
                 Persons of the Company, Compliance with Section 16(a)
                 of the Exchange Act..............................................................18
Item 10.   Executive Compensation.................................................................19
Item 11.   Beneficial Ownership of Certain Shareholders, Directors and Executive Officers.........20
Item 12.   Certain Relationships And Related Transactions.........................................20
Item 13.   Exhibits, Lists, and Reports on Form 8-K...............................................21
Item 14.   Principal Accountant and Fees..........................................................22

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

                                     PART 1

ITEM 1.  DESCRIPTION OF BUSINESS

COMPANY OVERVIEW

Shelron Group, Inc. is a development stage company that develops business intelligence software and e-commerce advertising and comparative shopping software products and services. We released our initial product, ActiveShopper, in August 2004. ActiveShopper is a free software download that automatically scans, locates and compares prices for an item that a consumer selects at an e-commerce site and is designed to assist consumers to make informed purchase decisions by enabling them to find the items they are looking for, compare products, prices and stores, and buy from among thousands of online merchants. We have been and may continue working on additional versions of ActiveShopper that would provide additional functionality. We are also considering strategic acquisitions of synergistic technologies that management believes will enhance our market positioning.

We have been engaged in the on-line shopping business since March 2004. Prior to that time, we were engaged in the field of designing and developing business applications software. We generate revenues primarily from merchants for directing traffic to their websites and managing merchants advertising campaigns through ActiveShopper.

We were originally incorporated in the State of Massachusetts in June 1987 under the name "Professional Brushes, Inc." In April 1999, we changed our state of incorporation to Delaware by means of a merger with and into a Delaware company and, in connection therewith, changed our name to "PB Acquisition Corp." In May 2000, we entered into a share exchange agreement with TTTTickets.com, Inc., a Delaware corporation ("Tickets") incorporated in April 2000 for the purposes of developing and maintaining an internet website for the sale and purchase of event tickets, pursuant to which Tickets became a wholly owned subsidiary of our company. We also changed our name to "TTTTickets Holding Corp." Thereafter, in November 2001, we entered into a stock purchase and merger agreement with B-Park Communications, Inc., a Delaware corporation formed in August 2001 for the sole purpose of entering into such agreement ("B-Park"). In September 2002, we changed our name to the "Shelron Group, Inc.".

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

These services, all offer quite similar services to their online users through their websites. Users can basically access the service, search or browse for products that they desire, and then receive information about the product and the merchants that sell it. While these sites may offer extensive information such as a review of the product, side-by-side comparison of a product with similar products, etc., the most valued information is what stores sell the product and at what prices.

Shopping comparison websites generate their revenue from one or more of the following revenue streams:

- Payments from merchants for directing traffic to their sites (Pay Per Click).
- Payments from merchants when a directed customer actually buys a product in the merchant's site (Pay Per Purchase).
- Other advertising activities on the comparison shopping service website.

Pay Per Click models are more common and the Pay Per Click revenue earned for directing users to shopping website tends to be high, as these users tend to be high-probability purchasers.

Over the years, little has changed in the way that comparative shopping services function and what they offer to their users. We believe that ActiveShopper's model may impact the market and shift users to our more comprehensive solution. ActiveShopper offers simplicity in its use by consumers without providing complex mechanisms and comparison data offered by most of shopping comparison services, protecting consumers better from pseudo-attractive buying offers received by email and advertising banners as examples.

On-line comparison shopping services provides consumers with a better way to shop online by enabling them to find, compare and buy products conveniently and efficiently. They gather data on millions of products from thousands of sources across the Internet to provide consumers with a single destination for shopping content and present the results in a user-friendly interface. Consumers use the service's websites to compare products by brand, price and store, and by category-specific features

SHELRON'S COMPARATIVE SHOPPING PRODUCTS

ActiveShopper is a free software download that automatically scans, locates and compares prices for an item that a consumer selects at an e-commerce site. Our approach to comparative shopping is comprehensive in that it offers both a website and a shopping toolbar. This answers to the needs of different users in different scenarios as novice users or one time users may prefer to use a site, while others (for example, people who often compare prices or shop online and people who are impulse buyers) would prefer to have the price comparison process done automatically for them while they are shopping. ActiveShopper is comprise of software components that we purchased in March 2004 from an independent and non-affiliated third party software developer for aggregate consideration of $150,000.

ActiveShopper incorporates a toolbar, a text free search field in the toolbar and a Sidebar, These three solutions are integrated. We are continuously working to improve and add additional features and components to ActiveShopper.

By offering all the referred components as above, our comparative shopping product intends to maximize revenue since a toolbar typically experiences a much higher level of stickiness compared to a website, however some users find it easier to use the more common free text search on a website to retrieve comparative shopping information or to be assisted by a sidebar. In the Internet terminology, "stickiness" refers to the level of potential returning visitors. Consumers tend to return to websites that provide them with good service but the probability of their return can be amplified in various ways. For example, a website may try to convince the user to add their site to a Consumers list of favorite sites/bookmarks, hoping that the visibility and easy access would remind the user of its existence and would make him or her return to the site.

On November 21, 2004 we released ActiveShopper 1.0 with a newly designed interface and a broader range of products for comparative shopping. Following this release, ActiveShopper was able to provide comparative shopping information for computers and their peripherals and for other electronic products, such as televisions and digital cameras.

On December 29, 2004 we released ActiveShopper 1.1 which included a free text search field in the toolbar, allowing ActiveShopper users to search a comparative shopping database for products that they desire, without having to actually be in that product's page in an e-store in order to receive the relevant information.

On January 20, 2005 we released an enhanced version of ActiveShopper's search website, which includes more user functionality and banner display that serves as an additional source of revenue.

On March 31, 2005 we released ActiveShopper 1.2 which included as an additional advanced feature of the ActiveShopper Sidebar, a new enhancement that would automatically display comparative shopping results when users search for information in leading search engines such as Google, MSN, AOL, and Yahoo.

OUR STRATEGY

Our objective is to enhance ActiveShopper's features and functionality and to increase consumer awareness and usage of both our ActiveShopper website and our toolbar and side bar. In addition, we plan to release new versions of ActiveShopper, targeting new market segments. To achieve these objectives, the key elements of our strategy include the following:

      o Consumer Market Analysis and our Product Features. We will seek to implement changes to enhance our products' features based on feedback from ActiveShopper users, our constant current marketing analysis and our know-how. We believe that the enhancing the features and functionality of our products will add to ActiveShopper's competitiveness and encourage its further usage.

      o Marketing ActiveShopper through the Internet. We currently market ActiveShopper through Internet based campaigns, which we continuously analyze in order to identify efficient ways to expand our users' base. Our internet based campaigns and advertising include major first tier search engines such as Google and Yahoo. During 2005 we entered into agreements for the distribution of ActiveShopper co-branded and white label clients.

      o Global Market Expansion through Strategic and Collaborative Relationships. We believe that collaboration with leading on-line comparison shopping websites is an avenue for us to increase consumer usage of our technology, increase demand for our services and generate revenues. ActiveShopper's technologies are currently implemented to analyze web pages in e-commerce sites based in the United States. We intend to implement ActiveShopper in additional geographic areas, including markets outside the United States, as part of our expanding strategy.

      o Introduce New Product Applications. We believe in the concept of additional product applications, example of which is a mobile comparative shopping application, which we are presently developing.

No assurance can be provided that we will successfully implement our strategy. We are subject to significant business risks and may need to raise additional capital in order to realize our business plan and effectuate the above strategy. See "Risk Factors".

MARKETING PLAN

During 2005 we devoted our efforts to the design, development and deployment of various versions of ActiveShopper's downloadable client (toolbar and sidebar) and website, and to internet-based promoting through marketing campaigns.

We intend to enter into additional partnership agreements with more on-line comparison shopping providers in the United Sates and abroad, and into additional agreements for the distribution of the ActiveShopper co-branded and white label clients. We anticipate introducing new product, applications and expanding contents currently offered by our products.

However, except as noted above, we presently have no other revenue generating arrangement and no assurance can be provided that we will in fact be able to enter into such agreements or arrangements on terms that are commercially acceptable to us. Our success in concluding any revenue generating commercial agreements is premised, in part, on the acceptance of our products. Additionally, we have seen that our business is subjected to seasonal fluctuations. We anticipate that this pattern will continue during the year 2006, and that our business may generate disproportionate amount of revenues from one seasonal shopping related period to another and therefore our financial results will vary significantly from period to period.

RESEARCH AND DEVELOPMENT

Research and development expenses, as included in consulting fees, consist of subcontracting personnel and related expenses of research and development teams in Israel and abroad. During fiscal years 2005 and 2004 we expended $322,224 and $137,048, respectively, on research and development in connection with ActiveShopper technologies.

PROPRIETARY RIGHTS

Protecting our proprietary rights, such as our brand name and our proprietary technologies, is critical to building consumer loyalty and attracting and retaining customers. We seek to protect our proprietary rights through a combination of copyright, trade secret, patent and trademark law and contractual restrictions, such as confidentiality agreements and proprietary rights agreements. We enter into confidentiality and proprietary rights agreements with our service providers, and generally control access to and distribution of our proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may obtain and use our intellectual property, and we cannot be certain that the steps we have taken will prevent misappropriation or confusion among consumers and merchants. If we are unable to procure, protect and enforce our intellectual property rights, then we may not realize the full value of these assets, and our business may suffer.

On April 18, 2005, we entered into an agreement with Infospace, Inc. to purchase the rights, title and interest of Infospace, Inc.'s U.S. and foreign trademarks, trade names and service marks for "ActiveShopper" and the domain names activeshopper.com, activeshopper.org, active-shop.com, active-shopper.com, active-shopper.net and active-shopper.org. We made a one-time payment of $40,000 for such trademarks and domain names.

Except for the trademarks and domain names referred to above, we currently do not have any registered trademarks or patents.

COMPETITION

The market for advertising and comparative shopping software products and services is highly competitive and we expect competition to intensify in the future. Our competitors include Web sites such as PriceGrabber.com, Pricescan.com and Mysimon.com. Many of our competitors have longer operating histories, greater name recognition and significantly greater financial, technical, sales and marketing resources than we have. As a result, these competitors are able to devote greater resources to the development, promotion, sale and support of their products. In addition, these entities have large market capitalization or cash reserves and are in a much better position to acquire other companies in order to gain new technologies or products. Many of our competitors also have much greater brand name recognition, more extensive customer bases, more developed distribution channels and broader product offerings than we do. These companies can use their broader customer bases and product offerings and adopt aggressive pricing policies to gain market share.

We expect competitors to introduce new and improved products and services with lower prices, and we will need to do the same to remain competitive. We may not be able to compete successfully against either current or future competitors with respect to new products.

EMPLOYEES AND CONSULTANTS

We currently have two full time employees, including our President. Our President also currently serves as our sole director.

We also have 10 consultants, who provide services, including, management, contract development, marketing, financial accounting and administration and public relations services. Consultants may provide their services to us on a full-time basis, part-time basis, or on demand.

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

                          RISKS CONCERNING OUR BUSINESS

WE HAVE A LIMITED OPERATING HISTORY IN THE FIELD OF DEVELOPING BUSINESS INTELLIGENCE SOFTWARE AND MARKETING SOLUTIONS AND PRODUCTS AND, CONSEQUENTLY, THERE IS LIMITED HISTORICAL FINANCIAL DATA UPON WHICH AN EVALUATION OF OUR BUSINESS PROSPECTS CAN BE MADE.

We have been engaged in the development of business intelligence software and marketing solutions and products since March 2004. We have released only one product and have generated limited revenues from our product. As a result, we have limited historical financial data that can be used to evaluate our business prospects and to project future operating results. For example, we cannot predict operating expenses based on our historical results, and we have instead to forecast expenses based in part on future revenue projections. In addition, our ability to accurately forecast our revenue going forward is limited.

WE HAVE A HISTORY OF OPERATING LOSSES THAT MAY CONTINUE FOR THE FORESEEABLE FUTURE, THUS RAISING SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Since inception, we have incurred significant operating losses. We incurred operating losses of $1,476,822 and $645,917 for the years ended December 31, 2005 and 2004, respectively. As of December 31, 2005, we had an accumulated deficit of $3,922,977. We may continue to incur net losses for the foreseeable future as we continue to develop our product line. Historically we have funded our operations through the sale of our securities and expect to continue doing so for the foreseeable future. Our ability to generate and sustain significant additional revenues or achieve profitability will depend upon the factors discussed elsewhere in this "Risk Factors" section. We cannot assure you that we will achieve or sustain profitability or that our operating losses will not increase in the future. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future. We expect to expend substantial financial resources on research and development, marketing and administration as we continue to develop our products. These expenditures will necessarily precede the realization of substantial revenues from the commercialization of our solutions and products, if any, which may result in future operating losses.

The independent registered public accounting firm and independent certified public accountants' reports for our financial statements for the years ended December 31, 2005 and 2004, respectively, include explanatory paragraphs regarding substantial doubt about our ability to continue as a going concern. This "going concern" paragraph may have an adverse effect on our ability to obtain financing for operations and to further develop and market products. If we do not receive additional capital when and in the amounts needed in the near future, our ability to continue as a going concern is in substantial doubt.

WE MAY BE UNABLE TO MEET OUR FUTURE CAPITAL REQUIREMENTS AND MIGHT REQUIRE ADDITIONAL FUNDING SOONER THAN PREVIOUSLY ANTICIPATED

Based on our current operating plan, we anticipate that the amount of cash we have on hand will allow us to meet our cash requirements for the next twelve months. We might require additional funding sooner than previously anticipated. However, unplanned acquisition and development opportunities and other contingencies may arise, which may deplete our cash resources and could require us to raise additional capital. The independent registered public accounting firm and independent certified public accountants' reports for our financial statements for the years ended December 31, 2005 and 2004, respectively, include explanatory paragraphs regarding substantial doubt about our ability to continue as a going concern. This "going concern" paragraph may have an adverse effect on our ability to obtain financing for operations and to further develop and market products. If we do not receive additional capital when and in the amounts needed in the near future, our ability to continue as a going concern is in substantial doubt.

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

AS BENEFICIAL OWNER OF ALL OF THE SHARES OF OUR SERIES A PREFERRED STOCK, OUR CHAIRMAN AND PRESIDENT CAN CONTROL OUR AFFAIRS.

Through his controlling ownership interest in Hull Services, Inc., our Chairman, Mr. Eliron Yaron, may be deemed to beneficially own all of our issued and outstanding Series A Preferred Stock. The holders of our Series A Preferred Stock are entitled to vote together with holders of our Common Stock, as a single class, on all matters on which the holders of our Common Stock are entitled to vote. On any such matter, the holders of our Series A Preferred Stock may cast votes equal to 52 % of the total votes entitled to be cast by holders of the issued and outstanding Common Stock. As beneficial owner of our Series A Preferred Stock, Mr. Yaron is able to control us and direct our affairs, by, among other things:

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

WE ARE CURRENTLY DEPENDENT ON ONE MAIN LINE OF BUSINESS THAT IS CURRENTLY SUBJECT TO FURTHER DEVELOPMENT AND TESTING

Our success is highly dependent on market acceptance of our ActiveShopper product. The market for comparison shopping software is very competitive. As a result, demand and market acceptance for ActiveShopper is uncertain. If the market for ActiveShopper (or any related product we develop) fails to grow, develops more slowly than we expect, or becomes saturated with competing products or services, then our business, financial condition and results of operations will be materially adversely affected.

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

WE PRESENTLY HAVE LIMITED REVENUE GENERATING SOURCES WHICH ARE SUBJECTED TO SEASONAL FLUCTUATIONS.

We presently have one revenue generating main arrangement and no assurance can be provided that we will in fact be able to enter into additional agreements or arrangements on terms that are commercially acceptable to us. Our success in concluding any additional revenue generating commercial agreements is premised, in part, on the acceptance of our products. Additionally, we have seen that our business is subjected to seasonal fluctuations. We anticipate that this pattern will continue during the year 2006, and that our business may generate disproportionate amount of revenues from one seasonal shopping related period to another and therefore our financial results will vary significantly from period to period.

During the year ended December 31, 2005, revenues generated from one customer accounted for approximately 98% of total revenues accounted for the year. This customer comprises approximately 75% of the Company's accounts receivable at December 31, 2005.

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

OUR NEW PRODUCTS MAY CONTAIN TECHNOLOGICAL FLAWS WHICH COULD RESULT IN THE FAILURE OF OUR PRODUCTS TO ACHIEVE MARKET ACCEPTANCE

Complex technological products like ours often contain undetected errors or failures when first introduced or as new versions are released. Despite our testing, there still may be errors in ActiveShopper, even after commencement of commercial shipments. The occurrence of these errors could result in delays or failure to achieve market acceptance of our products, which could have a material adverse effect on our business, financial condition and results of operations.

IF USE OF THE INTERNET, PARTICULARLY WITH RESPECT TO ONLINE COMMERCE, DOES NOT CONTINUE TO INCREASE AS RAPIDLY AS WE ANTICIPATE, OUR BUSINESS MAY BE HARMED

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

We may need to continue to implement additional finance and accounting systems, procedures and controls to satisfy new reporting requirements. Compliance with
Section 404 will first apply to our next annual report for the fiscal year ending December 31, 2007. If our internal controls over financial reporting are determined to be ineffective, investors could lose confidence in the reliability of our internal controls over financial reporting, which could adversely affect our stock price.

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

WE MAY NOT HAVE ADEQUATELY PROTECTED OUR INTELLECTUAL PROPERTY RIGHTS.

Protecting our proprietary rights, such as our brand name and our proprietary technologies, is critical to building consumer loyalty and attracting and retaining customers. We seek to protect our proprietary rights through a combination of copyright, trade secret, patent and trademark law and contractual restrictions, such as confidentiality agreements and proprietary rights agreements. We enter into confidentiality and proprietary rights agreements with our service providers, and generally control access to and distribution of our proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may obtain and use our intellectual property, and we cannot be certain that the steps we have taken will prevent misappropriation or confusion among consumers and merchants. If we are unable to procure, protect and enforce our intellectual property rights, then we may not realize the full value of these assets, and our business may suffer.

           RISKS ASSOCIATED WITH OUR SECURITIES AND CAPITAL STRUCTURE

FUTURE SALES OF COMMON STOCK OR OTHER DILUTIVE EVENTS MAY ADVERSELY AFFECT PREVAILING MARKET PRICES FOR OUR COMMON STOCK.

As of May 22, 2006, we had 385,343,467 shares of our Common Stock issued and outstanding.

As of May 22, 2006, there are 1,000,000 shares of Common Stock reserved for issuance upon the conversion of 1,000,000 shares of the Company's Series A Preferred Stock, par value $.001 per share (the "Series A Preferred Stock"), issued and outstanding as of that date. All of the Series A Preferred Stock are held by our Chairman, Yaron Eliron. Each share of Series A Preferred Stock is convertible at the option of the holder, upon not less than 15 nor more than 30 days notice, into one share of Common Stock. The certificate of designations of the Series A Preferred Stock contains provisions which require the issuance of increased numbers of shares of Common Stock upon conversion in the event of stock splits, redemptions, mergers or other transactions. The occurrence of any such event or the exercise of any of those options would dilute the interest in our company represented by each share of Common Stock and may adversely affect the prevailing market price of our Common Stock.

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

OUR STOCK PRICE IS VOLATILE AND SUCH VOLATILITY CAN ADVERSELY AFFECT SALES BY INVESTORS OF OUR COMMON STOCK.

The trading price for our Common Stock has been volatile, ranging during the year ended December 31, 2005 from a closing price of $0.128 per share on January 5, 2005 to a closing price of $0.046 on November 23, 2005, and during the year ended December 31, 2004 from a closing price of $0.006 per share on January 6, 2004 to a closing price of $0.152 per share on December 15, 2004. An investment in our Common Stock is subject to such volatility and, consequently, is subject to significant risk.

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

The additional burdens imposed upon broker-dealers by these penny stock requirements may discourage broker-dealers from effecting transactions in our Common Stock, which could severely limit the market liquidity of our Common Stock and our shareholders' ability to sell our Common Stock in the secondary market.

ITEM 2. DESCRIPTION OF PROPERTY.

We do not own any real property. We lease approximately 180 square meters of office space at 22 a Raul Wallenberg Street, Tel Aviv from an unaffiliated party for approximately $2,400 per month The lease has a term of one-year and is renewable yearly. We believe that these offices are adequate for our operations as conducted. We also maintain an office in New York at 29 Broadway, New York.

ITEM 3. LEGAL PROCEEDINGS.

We are not involved in any pending legal proceedings which we anticipate can result in a material adverse effect on our business or operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II

ITEM 5. MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's Common Stock has been listed on the OTC Bulletin Board under the symbol "SHRN" since 2002. The following table sets forth the high and low bid information for the Company's Common Stock for each quarterly period during the year ended December 31, 2005 and 2004 as reported by the OTC Bulletin Board. The OTC Bulletin Board quotations reflect inter-dealer prices, are without retail markup, markdown or commission, and may not represent actual transactions.

                                             High              Low
                                            -------           ------

Calendar Year 2005
   First Quarter  .......................   $0.130            $0.060
   Second Quarter ....................      $0.129            $0.062
   Third Quarter  ......................    $0.080            $0.045
   Fourth Quarter  ....................     $0.085            $0.046

Calendar Year 2004
   First Quarter  .......................   $0.045            $0.006
   Second Quarter ....................      $0.047            $0.021
   Third Quarter  ......................    $0.039            $0.015
   Fourth Quarter  ....................     $0.178            $0.011

HOLDERS

At the date of this filing there are approximately 363 holders of record of the Company's common stock. This does not reflect those shares held beneficially or those shares held in "street" name.

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

RECENT SALES OF UNREGISTERED SECURITIES

Set forth below is certain information concerning sales by us of unregistered securities during the three months ended December 31, 2005.

In October 2005, we issued 1,250,000 shares of Common Stock valued at $3,394 to the holder of the Debentures in exchange of Debentures in the same value.

In October 2005, we issued 2,000,000 shares of Common Stock valued at $75,000 to a service provider in consideration of services.

In October 2005, we issued 12,000,000 shares of Common Stock valued at $32,580 to the holder of the Debentures in exchange of Debentures in the same value.

In December 2005, we issued 16,750,000 shares of Common Stock valued at $45,476 to the holder of the Debentures in exchange of Debentures in the same value.

In December 2005, we issued 800,000 shares of Common Stock valued at $24,000 to a service provider in consideration of services.

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

Overview

We are a development stage company that develops business intelligence software and e-commerce advertising and comparative shopping software products and services.

We released our initial product, ActiveShopper, in August 2004. ActiveShopper is a free software download that automatically scans, locates and compares prices for an item that a consumer selects at an e-commerce site and is designed to assist consumers to make informed purchase decisions by enabling them to find the items they are looking for, compare products, prices and stores, and buy from among thousands of online merchants.

We have been engaged in the on-line shopping business since March 2004. Prior to that time, we were engaged in the field of designing and developing business applications software.

We generate revenues primarily from merchants in exchange of directing traffic to their websites through ActiveShopper.

We generate revenues primarily according to pay-per-click models resulting from the directing of traffic to merchants' websites. We generate revenues also according to pay-per-sale model when a sale derives from the directing of traffic to a merchant website, and from consulting and management of advertising campaigns through ActiveShopper.

Revenues shall increase as more software installations of ActiveShopper take place. Although ActiveShopper is a free-download software, promoting it is essential, when there is no assurance that users may keep their ActiveShopper download on the long run.

In addition, since revenues are subjected to seasonal fluctuations then revenues levels cannot be sustained and growth is not assured.

For the year ended December 31, 2005 we generated revenues in the amount of $374,261, which are recognized for year 2005, and deferred revenues in the amount of $72,500, which are to be recognized during subsequent periods. For the year ended December 31, 2004 we generated and recognized revenues in the amount of $7,482.

We are considered a development stage company and have a limited operating history upon which an evaluation of our prospects can be made. During the year ended December 31, 2005 and 2004, we incurred a net loss of $1,476,822 and $645,917, respectively and as of December 31, 2005, we had an accumulated deficit of $3,992,977. Our prospects must therefore be evaluated in light of the problems, expenses, delays and complications associated with a development stage company. As a result of recurring losses from operations and a net deficit, our independent registered public accounting firm, in their report covering our financial statements for the year ended December 31, 2005 and 2004, have expressed substantial doubt about our ability to continue as going concern.

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

Functional currency - The currency of the primary economic environment in which we operate are conducted is the U.S. dollar, which is used as the Company's functional and reporting currency.

Cash - We maintain cash in bank accounts which may, at times, exceed federally insured limits. We have not experienced any loss on these accounts.

Accounts receivables - Accounts receivable are reported at their outstanding unpaid principal balances reduced by an allowance for doubtful accounts. We estimate doubtful accounts based on historical bad debts, factors related to specific customers' ability to pay, and current economic trends. We write off accounts receivable against the allowance when a balance is determined to be uncollectible.

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

Revenue Recognition - The Company recognizes revenue in accordance with Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition in Financial Statements". Under SAB No.104, the Company recognizes revenue when the following criteria have been met: persuasive evidence of an arrangement exists, the fees are fixed and determinable, no significant Company obligations remain and collection of the related receivable is reasonable assured.

The Company's revenue comprises service revenue, and consulting and management of advertising campaigns, all of which are ActiveShopper related.

Service revenue primarily derives from the implementation of partnership agreements according to which the Company provides a service of directing traffic to merchants' websites. Service revenue is primarily based on a pay-per-click model, reported in their net values to the Company, which represent the revenues the Company is entitled to receive according to the partnership agreements. In order to recognize service revenue the following criteria must be met: the partnership agreement must be signed by the customer, the signed agreement must specify the fees to be received for the services, service has been performed and accepted by the customer, no significant Company obligations remain and collectibility is probable.

Consulting and management of advertising campaign revenues primarily comprise consultancy provided in connection with customer's keyword portfolio and recommendations in connection with customer's media plan. In order to recognize consultancy and management of advertising campaigns revenue the following criteria must be met: an agreement must be signed by the customer, the signed agreement must specify the fees to be received, consultancy and management have been provided and accepted by the customer, no significant Company obligations remain and collectibility is probable.

When the above revenue recognition criteria are not met at the time service, consulting and management of campaigns are provided, the Company records deferred revenue.

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

Earning (loss) per share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share give effect to dilutive convertible securities, options, warrants and other potential common stock outstanding during the period

Stock-based Compensation

As of December 31, 2005 the Company elected to measure compensation cost using Accounting Principles Board ("APB") Opinion No. 25 as is permitted by SFAS No. 123, Accounting for Stock -Based Compensation, and has elected to comply with other provisions and the disclosure-only requirements of SFAS No. 123. As of December 31, 2005 the Company has not issued any employee options.

RESULTS OF OPERATIONS

Comparison of the Year Ended December 31, 2005 (the "2005 Period") and the Year Ended December 31, 2004 (the "2004 Period")

Revenues - Revenues for the 2005 Period were $374,261 and were primarily attributable to the implementation of partnership agreements according to which we direct traffic to merchants' websites through ActiveShopper. Deferred revenues for the 2005 period were $72,500 and were primarily attributable to management and consulting fees provided by the Company in connection with advertising campaigns based on ActiveShopper. Deferred revenues are recognized at such time they are actually collected. Revenues for the 2004 Period were $7,482 and were primarily attributable to fees paid in respect of directing traffic to merchants' websites through a revenue sharing agreement with an online comparison shopper.

Research and development - Research and development consist of subcontracting personnel and related expenses of research and development teams in Israel and abroad. Research and development expenses increased from $137,048 in 2004 to $322,224 in 2005. These amounts included $36,000 and $160,247 respectively, non-cash expenses incurred by the issuance of shares of Common Stock for software development services rendered to the Company. The increase in research and development expenses in the 2005 period is primarily attributable to the development of the initial release of ActiveShopper and subsequent enhancement features since the initial launching.

Marketing and advertising - Our marketing and advertising expenses for the years ended December 31, 2005 and 2004 amounted to $365,441 and $120,124, respectively. The increase in marketing and advertising expenses during 2005 is primarily attributable to promotion activities and advertising campaigns relating to ActiveShopper, which were primarily Internet based, and Company's sponsorship of public events.

Operating Expenses - Our operating expenses for the years ended December 31, 2005 and 2004 amounted to $1,873,927 and $653,399. The increase in the year 2005 is primarily attributable to the increase in general and administrative expenses due to a non-cash one-time consulting fee of 4,000,000 shares of our Common Stock valued at $324,324 at the time of issuance in January 2005, the increase in non-cash consulting fees in connection with the development of ActiveShopper and increased professional fees and marketing and advertising expenses in connection therewith.

Net Loss - During the year ended December 31, 2005 we reported a net loss of $1,476,822 compared to a net loss of $645,917 for the year ended December 31, 2004. The increase in net loss in the year 2005 is primarily due to a non-cash one-time consulting fee of 4,000,000 shares of our Common Stock valued at $324,324 at the time of issuance in January 2005 and the increase in our activities and operations in connection with ActiveShopper.

LIQUIDITY AND CAPITAL RESOURCES

To date we have financed our operations primarily from cash generated though the sale of our common stock. During the year ended December 31, 2005 and as of today we also finance our operations from cash generated from collected revenues earned from the implementation of partnership agreements according to which we direct traffic to merchants' websites through ActiveShopper and from the management and consulting fees provided by the Company in connection with advertising campaigns based on ActiveShopper.

In January 2005 and July 2005 we raised gross proceeds of $1,500,000 and $300,000, respectively, from the private placement to an investor of 18,500,000 and 4,500,000 shares of our Common Stock, respectively.

Since March 2005 and as of today, we have collected accounts receivables in the amount of $366,952, in connection with revenues generated and recognized for the year 2005.

Since January 1, 2006 and as the date of filing deferred revenues at December 31, 2005 in the amount of $72,500 were collected.

Cash used in operating activities was $962,681 for 2005 compared to $479,774 for 2004. The increase in the operating cash used in 2005 is primarily attributable to the increase in accounts receivable and net loss for 2005.

Cash used in investing activities in 2005 was $74,015 and was primarily attributable to the acquisition of trademarks and domains and the purchase of property and equipment. Cash used in investing activities in 2004 was $160,210 and was primarily attributable to the purchase of a software asset in the amount of $150,000 in March 2004.

Cash generated from financing activities was $1,785,000 in 2005 as compared to $670,650 year 2004. The cash provided by financing activities in the year 2005 was primarily from proceeds from issuance of common stock.

As of December 31, 2005, we had a cash balance of $791,713 and current accounts receivables of $324,437, which included deferred revenues in the amount of $72,500.

We believe our existing cash resources will be sufficient to maintain current operations through fiscal year 2006.

Our current operating plan is based on continuing to promote ActiveShopper downloads, entering into more partnership agreements and affiliation programs, adding more categories of product for which ActiveShopper will provide services, and expanding ActiveShopper activities outside the USA. As of today, we are still depending in one main single line of business with limited revenue generating sources which are subjected to seasonable fluctuations.

Our relatively low operational costs and cash resources have enabled the continuation of our activities. Although advertising campaigns required to promote ActiveShopper and their related budgets may be expended at our discretion, competition and the need to more aggressively promote ActiveShopper may require higher budgets than expected and therefore negatively affect our cash flows.

Our continuation as a going concern, however, is dependent upon, among other things, our ability to obtain additional financing when and as needed and to generate sufficient cash flow to meet our obligations on a timely basis. No assurance can be given that we will be able to obtain such financing on acceptable terms. Our independent registered public accounting firm, in their reports on our financial statements for the years ended December, 2005 and 2004 expressed substantial doubt about our ability to continue as a going concern. These circumstances could complicate our ability to raise additional capital. Our financial statements do not include any adjustments to the carrying amounts of our assets and liabilities that might result from the outcome of this uncertainty.

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

Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest and will be reflected as compensation expense in the financial statements. This statement is effective for public entities that file as small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005 and as adopted by the Company commencing January 1, 2006. Management does not believe that any recent issued, but not yet effective, accounting standards if currently adopted would have a material affect on the accompanying financial statements.

ITEM 7. FINANCIAL STATEMENTS

The financials statements of our company for the years ended December 31, 2005 and 2004 are attached hereto following the signature page commencing on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 8A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this annual report, our principal executive officer who is also our principal financial officer has concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) are effective for the purposes set forth in Rule 13a-15(e).

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in our internal control over financial reporting identified in connection with the evaluation discussed above that occurred during our last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following table sets forth information concerning our sole director and executive officer:


       Name                     Age            Position
      -------                  -----           ---------
    Eliron Yaron                37             Chairman  Sole Director
                                               Principal Executive Officer and
                                               Principal Financial Accounting
                                               Officer


Eliron Yaron, age 37, has been the chairman of our board of directors, Principal Executive Officer and Principal Financial Officer since company's inception date in August 2001. Prior to join us, from 1996 through 2001, he was the founder and Chief Executive Officer of Shelron Internet Ltd a web project oriented company. Prior to that time, since 1993, he has engaged in either founding web related business or working in related technology areas. Eliron Yaron has served on the boards of Internet companies in the US and Israel, and has advised venture capital funds and investment companies on IT and Internet related investments and marketing.

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

CODE OF ETHICS

We adopted a code of ethics that applies to our Principal Executive Officer and Principal Financial and Accounting Officer, and other persons who perform similar functions. A copy of our Code of Ethics is filed as an exhibit to the Annual Report on Form 10-KSB for the year ended December 31, 2003.Our Code of Ethics is intended to be a codification of the business and ethical principles which guide us, to deter wrongdoing, promote honest and ethical conduct, avoid conflicts of interest, and foster full, fair, accurate, timely and understandable disclosures, compliance with applicable governmental laws, rules and regulations, the prompt internal reporting of violations and accountability for adherence to this Code.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company's executive officers, directors and persons who beneficially own more than 10% of a registered class of the Company's equity securities to file with the Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Such persons are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they filed. Based solely upon a review of (i) Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16a-3(e), promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), during the Company's fiscal year ended December 31, 2005, and (ii) Forms 5 and amendments thereto and/or written representations furnished to us by any director, officer or ten percent security holder of the Company (collectively "Reporting Persons") stating that he or she was not required to file a Form 5 during the Company's fiscal year ended December 31, 2005, it has been determined that all officers, directors and persons who beneficially own more than 10% of a registered class of the Company's equity securities have met their reporting obligations set forth in Section 16(a) of the Exchange Act.

ITEM 10. EXECUTIVE COMPENSATION.

The Summary Compensation Table below sets forth compensation paid by the Company for the fiscal years ended December 31, 2005, 2004, 2003 and 2002 for services to its principal executive officer and other executive officers who received a total annual salary and bonus which exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

NAME AND PRINCIPAL                            ANNUAL                  OTHER ANNUAL         AWARDS
POSITION                         YEAR         COMPENSATION            COMPENSATION         OPTIONS
--------------------------     --------       -------------------     -------------        ----------
Eliron Yaron,
Chairman and Director            2005           $  121,804    (1)          --                  --
                                 2004           $   30,500    (2)          --                  --
                                 2003           $    7,000    (3)          --                  --
                                 2002           $    6,800                 --                  --


(1) Does not include $34,196 in earned, but deferred employment compensation unpaid as December 31, 2005.

(2) Does not include $125,500 in earned, but deferred employment compensation unpaid as December 31, 2004.

(3) Does not include $149,000 in earned, but deferred employment compensation unpaid as December 31, 2003.

                              OPTION GRANTS IN 2005

         None of the Named Executive Directors were granted any options during the year ended December 31, 2005.

          AGGREGATE OPTIONS EXERCISED IN 2005 AND 2005 YEAR END VALUES

         Not applicable.

                      EQUITY COMPENSATION PLAN INFORMATION

         Not applicable


EXECUTIVE EMPLOYMENT

         In March 2005 we entered into a consulting agreement with Hull Services Inc., a company owned and controlled by Eliron Yaron, the Chairman of the Board of Directors and Sole Director of our company. Pursuant to the terms of this Consulting Agreement we pay to the consultant $156,000 per annum in installments of $3,000 per week in addition to reimbursing all reasonable expenses incurred in connection with services rendered on behalf of our company. The agreed compensation accrues and is paid when funds for such payments are available. As of December 31, 2005 accrued and outstanding fees to Hull Services Inc are $411,907. The agreement continues in effect through March 2006 and contains certain customary confidentiality and non-compete provisions. The agreement is renewed automatically for successive one year periods until either party gives the other a 180-day prior written notice of its intent to terminate the agreement.

ITEM 11. BENEFICIAL OWNERSHIP OF CERTAIN SHAREHOLDERS, DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth information as of May 22, 2006, concerning all persons known by us to own beneficially more than 5% of our Common Stock and concerning shares beneficially owned by each director and named executive officer and by all directors and executive officers as a group. Unless expressly indicated otherwise, each shareholder exercises sole voting and investment power with respect to the shares beneficially owned.

In accordance with the rules of the SEC, the table gives effect to the shares of common stock that could be issued upon the exercise of outstanding options and common stock purchase warrants within the next 60 days. Unless otherwise noted in the footnotes to the table and subject to community property laws where applicable, the following individuals have sole voting and investment control with respect to the shares beneficially owned by them. The address of each executive officer and director is 7 Tfuzot Israel, Givataim, Israel. We have calculated the percentages of shares beneficially owned based on 385,343,467 shares of common stock outstanding at May 22, 2006.

                                                                    SHARES BENEFICIALLY OWNED
                                                              -----------------------------------
PERSON OR GROUP                                                  Number                Percent (1)
----------------------------------------------------------    --------------           ----------
Eliron Yaron                                                  10,000,000 (2)              2.59%

Joseph Corso                                                  75,030,000 (3)             19.42%

All executive officers and directors as a group (1 person)    10,000,000 (2)              2.59%

(1) Percentage of beneficial ownership as to any person as of a particular date is calculated by dividing the number of shares of common stock issued and outstanding as of such date and the number of unissued shares as to which such person has the right to acquire voting and/or investment power within 60 days.

(2) Comprised of (i) 9,000,000 shares of common stock and (ii) 1,000,000 shares of common stock issuable upon the conversion of 1,000,000 shares of Series A Preferred Stock issued to Hull Services, Inc., a company controlled by Mr. Yaron. As the sole stockholder of Hull Services, Inc., Mr. Yaron may be deemed a beneficial owner of the shares of Common Stock issuable upon conversion of the Series A Preferred Stock.

(3) Derived from a Schedule 13G filed by Joseph Corso on May 19, 2006. The address of such person is: 15 Ottavio, Promenade, Staten Island, NY 10307, US.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In March 2005 we entered into a consulting agreement with Hull Services Inc., a company owned and controlled by Eliron Yaron, the Chairman of the Board of Directors and Sole Director of our company. Pursuant to the terms of this Consulting Agreement we pay to the consultant $156,000 per annum in installments of $3,000 per week in addition to reimbursing all reasonable expenses incurred in connection with services rendered on behalf of our company. The agreed compensation accrues and is paid when funds for such payments are available. As of December 31, 2005 accrued and outstanding fees to Hull Services Inc are $411,907. The agreement continues in effect through March 2006 and contains certain customary confidentiality and non-compete provisions. The agreement is renewed automatically for successive one year periods until either party gives the other a 180-day prior notice of its intent to terminate the agreement.

In January 2005, we entered into a one-year consulting agreement with Joseph Corso which provides that the consultant shall provide our company with general financial consulting services, including, assistance with capital raising activities, and identification of possible merger and acquisition candidates. In consideration of such services, we paid Mr. Corso a one-time consulting fee of 4,000,000 shares of Common Stock (the "Consultant Shares"). The consulting agreement was entered into following the purchase in January 2005 by Mr. Corso of 18,500,000 shares of our common stock (the "Investor Shares") for gross consideration of $1,500,000. In connection with his investment, we undertook to file, within 90 days after the funding, a registration statement on Form SB-2 registering the resale of the Investor Shares under the Act, which period has been subsequently extended to December 31, 2005. If the Company does not file the registration statement by such date, then it may be liable for penalties. By May 22, 2006 the Company has not filed the resistration statement and therefore penalties are incurring in the amount of 100,000 shares of Common Stock per each delaying month. The $1.5 million gross proceeds have been classified as temporary equity in the accompanying balance sheet in accordance with EITF topic D-98, since at December 31, 2005, the shares were subject to registration rights and the indicated penalties. We also undertook to register the Consultant Shares in such registration statement.

On April 24, 2006, Mr. Joseph Corso, executed a letter agreement with the Company to clarify and amend the Subscription Agreement and the Financial Advisory Agreement, dated January 4, 2005 (the "Agreements"), a first extension letter, dated May 10, 2005 and a second extension letter, dated June 7, 2005 (the "Extension Letters"). The letter agreement serves to clarify the following:
(i) that the Extension Letters were amendments to the Agreements to provide that all matters relating to the timing of the filing of the registration statement covering the shares issued to Mr. Corso under the Agreements are within the Company's control so that the Company can use its best efforts to file the registration statement; (ii) that Mr. Corso has irrevocably agreed not to rescind the Agreements, or otherwise demand repayment of the purchase price for the shares issued in connection with the Agreements due to Company's failure to register the shares as was contemplated in the Agreements; and that (iii) any references in the extension letters to penalties that may be triggered or accrue as a result of not filing on a timely basis are eliminated by this letter agreement.

In July 2005, Mr. Corso purchased 4,500,000 shares of our common stock for gross proceeds of $300,000 pursuant to a subscription agreement dated July 16, 2005. Mr. Corso has been granted piggyback registration rights.

ITEM 13. EXHIBITS

Exhibit Number    Description
--------------------------------------------------------------------------------

    3.1           Certificate of Incorporation of the Company. (1)

    3.2           Bylaws of the Company. (1)

    3.3           Certificate of Amendment of Certificate of Incorporation.

    4.1           Certificate of Designation of the Company.(2)

    10.1          Stock Purchase Agreement. (3)

    10.2          Debentures dated October 31, 2001. (2)

    10.3 Subscription Agreement dated as of January 4, 2005 between the Company and Joseph Corso. (5)

    10.4 Financial Advisory Agreement dated as of January 4, 2005 between the Company and Joseph Corso. (5)

    10.5 Consulting Agreement dated as of March 1, 2005 between the Company and Hull Services, Inc. (5)

    10.6 Letter Agreement, dated April 24, 2006, by and between Joseph Corso and Shelron Group, Inc. (6)

    10.7          Extension letter, dated May 10, 2005, by Joseph Corso (6)

    10.8          Extension letter, dated June 7, 2005, by Joseph Corso (6)

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

(5) This exhibit was filed as an exhibit to the Annual Report on Form 10-KSB filed on April 8, 2005 and is incorporated herein by reference.

(6) This exhibit was filed as an exhibit to the Current Report on Form 8-K filed on May 8, 2006 and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT AND FEES

During fiscal years ended December 31, 2005 and 2004, our principal independent auditor was Goldstein Golub Kessler LLP. The following are the services provided and the amount billed

AUDIT FEES

The aggregate fees billed by Goldstein Golub Kessler LLP for professional services rendered for the audit of the Company's annual financial statements for the fiscal years ended December 31, 2005 and 2004, and for the review of the financial statements included in the Company's Quarterly Reports on Form 10-QSB for fiscal years 2005 and 2004 were $36,983 and $36,996, respectively.

AUDIT RELATED FEES

Other than the fees described under the caption "Audit Fees" above, Goldstein Golub Kessler LLP did not bill any fees for services rendered to us during fiscal years 2005 and 2004 for assurance and related services in connection with the audit or review of our consolidated financial statements.

TAX FEES

There were no fees billed by Goldstein Golub Kessler LLP for other professional services rendered during the fiscal years ended December 31, 2005 and 2004.

ALL OTHER FEES

There were no fees billed by Goldstein Golub Kessler LLP for other professional services rendered during the fiscal years ended December 31, 2005 and 2004.

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


                              SHELRON GROUP, INC.

Dated: May 22, 2006

                              By: /s/ Eliron Yaron
                                  ----------------
                                  Eliron Yaron
                                  Chairman



Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Company and in the capacities and on the date indicated.

Signature                Capacity                      Date

/s/ Eliron Yaron         Chairman and Director         May 22, 2006
------------------
Eliron Yaron

                       SHELRON GROUP INC. AND SUBSIDIARIES
                          (a development stage company)
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Registered Public Accounting Firm

Consolidated Financial Statements:


   Balance Sheet                                             F-3
   Statement of Operations                                   F-4
   Statement of Stockholders' Deficiency                     F-5
   Statement of Cash Flows                                   F-7
   Notes to Consolidated Financial Statements             F-9 - F-18

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Director and Shareholders of
Shelron Group Inc.

We have audited the accompanying consolidated balance sheets of Shelron Group Inc. and Subsidiaries (a development stage company) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for the years then ended and for the period from August 21, 2001 (date of inception) through December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Shelron Group Inc. and Subsidiaries as of December 31, 2005 and 2004 and the results of their operations and their cash flows for the years then ended and for the period from August 21, 2001 (date of inception) through December 31, 2005, in conformity with United States generally accepted accounting principles.

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


/s/ GOLDSTEIN GOLUB KESSLER LLP
New York, New York

March 31, 2006
(except for the 3rd paragraph of footnote 9 as to which the date is April 24,
2006)

                       SHELRON GROUP INC. AND SUBSIDIARIES
                          (a development stage company)

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS
                                                                            December 31,   December 31,
                                                                               2005           2004
                                                                            -----------    -----------
Current Assets
         Cash                                                               $   791,713    $    43,409
         Note receivable                                                          6,350         20,000
         Accounts receivable                                                    324,437          7,482
         Other                                                                   37,783           --
                                                                            -----------    -----------
                  Total Current Assets                                        1,160,283         70,891

Property and Equipment, net of accumulated depreciation of $103,983
             and $66,643, respectively                                          118,508        139,544

Intangible assets, net of amortization of $2,000                                 38,000           --

Other asset                                                                      17,711           --

Deferred tax asset, net of valuation allowance of $1,289,000 and
            $728,000, respectively                                                 --             --
                                                                            -----------    -----------
                  Total Assets                                              $ 1,334,502    $   210,435
                                                                            ===========    ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:

         Accounts payable and accrued expenses                              $   148,409    $   153,822
         Due to shareholder                                                     411,907        371,026
         Subscriptions payable                                                    6,000          6,000
         Notes and loans payable                                                   --          103,650
         Debentures payable                                                        --           81,450
         Deferred revenues                                                       72,500             --
                                                                            -----------    -----------
                  Total Current Liabilities                                     638,816        715,948
                                                                            -----------    -----------


Common Stock, subject to registration requirement, $0.001 par value
      18,500,000 shares issued and outstanding                                1,500,000             --
                                                                            -----------    -----------
                                                                              1,500,000             --
                                                                            -----------    -----------

Stockholders' Deficiency:

         Series A preferred stock, $.001 par value, Authorized 10,000,000
              shares, Issued and outstanding 1,000,000 shares                     1,000          1,000
         Common stock, par value $.001 per share
              Authorized 500,000,000 shares;
              Issued and outstanding 364,987,531 and
              310,344,093 shares, respectively                                  364,987        310,344
         Additional paid-in capital                                           2,822,676      1,699,298
         Deficit accumulated during the development stage                    (3,992,977)    (2,516,155)
                                                                            -----------    -----------
                  Total Stockholders' Deficiency                               (804,314)      (505,513)
                                                                            -----------    -----------
                  Total Liabilities and
                      Stockholders' Deficiency                              $ 1,334,502    $   210,435
                                                                            ===========    ===========

        The accompany notes to consolidated financial statements are an integral part of these statements.

                       SHELRON GROUP INC. AND SUBSIDIARIES
                          (a development stage company)

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                       For the period from
                                        Year ended December 31,          August 21, 2001
                                    ------------------------------     (date of inception)
                                        2005             2004       through December 31, 2005
                                    -------------    -------------  -------------------------
Revenue                             $     374,261    $       7,482           $     412,930
                                    -------------    -------------           -------------
Operating Expenses:

    Consulting fees                       576,232           89,817               1,261,926

    Research and development              322,224          137,048                 481,772
    Employment compensation               156,000          156,000                 648,500
    Professional fees                     192,097           15,553                 475,145
    Marketing and advertising             365,441          120,124                 485,565
    Office and general expenses           148,084           92,217                 301,645
    Rent                                   49,788            1,754                  79,542
    Depreciation and amortization          39,340           38,553                 120,983
    Insurance                              22,500             --                    22,500
    Interest expense                        2,221            2,333                 539,754
    Bad debt expense                         --               --                     1,260
                                    -------------    -------------           -------------
Total Operating Expenses                1,873,927          653,399               4,418,592
                                    -------------    -------------           -------------
Loss from operations                   (1,499,666)        (645,917)             (4,005,662)


Other income -
    Interest income                        22,844             --                    22,844
                                    -------------    -------------           -------------
Net loss                               (1,476,822)        (645,917)             (3,982,818)
                                    =============    =============           =============

Net loss per share -
    Basic and diluted               $       (0.00)   $       (0.00)          $       (0.02)
                                    =============    =============           =============
Weighted average number of
    shares outstanding -
    Basic and diluted                 345,202,778      279,515,502             182,334,665
                                    =============    =============           =============

        The accompany notes to consolidated financial statements are an integral part of these statements.

                       SHELRON GROUP INC. AND SUBSIDIARIES
                          (a development stage company)

               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY

                                                           Preferred Stock                           Common Stock        Additional
                                                       Number of                Price Per       Number of                Paid-in
                                                        Shares      Amount        Share           Shares       Amount    Capital
------------------------------------------------------------------------------------------------------------------------------------
Stockholders equity of TTTTickets
  Holding Corp. on date of merger                              --        --               --   10,066,990      $10,067       10,729

Adjustment upon merger with
  B-Park Communications, Inc.                                  --        --               --           --           --      (20,796)

 Beneficial conversion feature in connection
  with issuance of Debentures                                  --        --               --           --           --      214,285

Conversion of Debentures to common stock                       --        --            0.001    1,600,000        1,600       (1,440)

Shares place in escrow as security
  for Debentures                                               --        --               --    9,000,000           --           --

Issuance of Series A Preferred Stock                    1,000,000     1,000               --           --           --           --

Beneficial conversion on conversion of
  Debentures to common stock                                   --        --               --           --           --     234,275

Net loss                                                       --        --               --           --           --           --
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001                            1,000,000    $1,000               --   20,666,990      $11,667     $437,053

Conversion of Debentures to common stock:
  February 22, 2002                                            --        --            0.009    1,648,352        1,648       13,352
  February 25, 2002                                            --        --            0.009    1,111,111        1,111        8,889
  February 27, 2002                                            --        --            0.009    1,647,771        1,648       13,352
  March 21, 2002                                               --        --            0.010    1,428,571        1,429       13,571
  April 25, 2002                                               --        --            0.003    1,831,708        1,831        3,169

Issuance of shares for consulting fees:
  February 5, 2002                                             --        --            0.019    2,250,000        2,250       40,500
  March 11, 2002                                               --        --            0.017    3,750,000        3,750       60,000
  March 26, 2002                                               --        --            0.015    3,000,000        3,000       42,000
  April 9, 2002                                                --        --            0.015    2,000,000        2,000       28,000
  May 15, 2002                                                 --        --            0.004      400,000          400        1,160

Beneficial conversion feature in
  connection with issuance of Debentures                       --        --              --           --            --       10,714

Issuance of common stock for cash                              --        --            0.001   39,546,296       39,546       (2,546)
Accrued interest on Debentures paid
  through the issuance of common stock                         --        --            0.001      265,497          266        1,920
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002                            1,000,000    $1,000               --   79,546,296      $70,546     $671,134

Conversion of debentures to common stock:
  April 29, 2003                                               --        --           0.0065    8,769,231       32,300       24,700
  May 7, 2003                                                  --        --   0.0001-0.00273    8,011,178          801       29,907
  May 12, 2003                                                 --        --           0.0001    6,520,000          652           --
  July 7, 2003                                                 --        --           0.0001    6,990,000          699           --
  August 8, 2003                                               --        --   0.0001-0.00385   19,230,518       41,881       33,094

                       SHELRON GROUP INC. AND SUBSIDIARIES
                          (a development stage company)

               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY

                                                               Deficit
                                                             Accumulated
                                                             During The
                                                             Development             Stockholders'
                                                                Stage                 Deficiency
--------------------------------------------------------------------------------------------------
Stockholders equity of TTTTickets
   Holding Corp. on date of merger                               (20,796)                   --

Adjustment upon merger with B-Park Communications, Inc.           20,796                    --

Beneficial conversion feature in connection
  with issuance of Debentures                                       --                   214,285

Conversion of Debentures to common stock                            --                       160

Shares placed in escrow as security
  for Debentures                                                    --                      --

Issuance of Series A Preferred Stock                                --                     1,000

Beneficial conversion on conversion of
  Debentures to common stock                                        --                   234,275

Net loss                                                        (754,941)               (754,941)
--------------------------------------------------------------------------------------------------
Balance at December 31, 2001                                 $  (754,941)            $  (305,221)

Conversion of Debentures to common stock:
  February 22, 2002                                                 --                    15,000
  February 25, 2002                                                 --                    10,000
  February 27, 2002                                                 --                    15,000
  March 21, 2002                                                    --                    15,000
  April 25, 2002                                                    --                     5,000

Issuance of shares for consulting fees:
  February 5, 2002                                                  --                    42,750
  March 11, 2002                                                    --                    63,750
  March 26, 2002                                                    --                    45,000
  April 9, 2002                                                     --                    30,000
  May 15, 2002                                                      --                     1,560

Beneficial conversion feature in
  connection with issuance of Debentures                            --                    10,714

Issuance of common stock for cash                                   --                    37,000

Accrued interest on Debentures paid
  through the issuance of common stock                              --                     2,186

Net loss                                                        (691,262)               (691,262)
--------------------------------------------------------------------------------------------------
Balance at December 31, 2002                                 $(1,446,203)            $  (703,523)

Conversion of debentures to common stock:
   April 29, 2003                                                   --                    57,000
   May 7, 2003                                                      --                    30,708
   May 12, 2003                                                     --                       652
   July 7, 2003                                                     --                       699
   August 8, 2003                                                   --                    74,975

                                                           Preferred Stock                          Common Stock        Additional
                                                       Number of               Price Per       Number of                 Paid-in
                                                        Shares      Amount       Share           Shares       Amount     Capital
------------------------------------------------------------------------------------------------------------------------------------
  August 12, 2003                                              --        --   0.0001-0.00385   17,098,701        1,710        4,870
  December 18, 2003                                            --        --           0.0001    6,000,000        6,000       (5,400)

Issuance of shares for consulting fees:
   March 13, 2003                                              --        --           0.0025   13,000,000       13,000       19,500
   March 13, 2003                                              --        --           0.0025      100,000          100           --

Accrued interest on debentures paid through
   the issuance of common stock                                --        --  0.0021- 0.00650    2,852,814          428       10,605

Dividend paid through the issuance of common stock             --        --               --   10,158,926       10,159           --

Security transfer fee paid through the issuance
   of common stock                                             --        --          0.00298      250,000          251          494

Beneficial conversion feature in connection
   with issuance of debentures                                 --        --               --           --           --       16,928

Net loss                                                       --        --               --           --           --           --
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2003                            1,000,000    $1,000               --  178,527,664     $178,527     $805,832

Conversions of debentures into common stock:
   January 5, 2004                                             --        --           0.0028   40,000,000       40,000       72,000
   March 2, 2004                                               --        --           0.0028   30,000,000       30,000       54,000
   March 13, 2004                                              --        --           0.0028    1,500,000        1,500        2,700
   April 2, 2004                                               --        --           0.0025   12,500,000       12,500       18,750
   April 2, 2004                                               --        --           0.0025   15,000,000       15,000       22,500

Issuance of common stock for cash:
  March 15, 2004                                               --        --          0.01600    5,000,000        5,000       72,000
  April 2, 2004                                                --        --          0.02500   10,000,000       10,000      240,000
  August 12, 2004                                              --        --          0.01875      800,000          800       14,200
  September 13, 2004                                           --        --          0.02429    6,174,541        6,175      143,825
  November 5, 2004                                             --        --          0.01667    3,000,000        3,000       47,000
  December 13, 2004                                            --        --          0.05000    1,000,000        1,000       49,000
  December 13, 2004                                            --        --          0.01000    2,000,000        2,000       18,000

Issuance of common stock for note receivable:
  September 10, 2004                                           --        --           0.0190    1,053,000        1,053       18,947
  December 13, 2004                                            --        --           0.0150    1,333,333        1,333       18,667

Issuance of common stock for consulting fees and services:
  November 11, 2004                                            --        --          0.01667      200,000          200        3,133
  December 13, 2004                                            --        --          0.03000    1,200,000        1,200       34,800
  December 13, 2004                                            --        --          0.01800      555,555          556        9,444
  December 21, 2004                                            --        --          0.11000      500,000          500       54,500

Net loss                                                       --        --               --           --           --           --
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2004                            1,000,000    $1,000               --  310,344,093     $310,344   $1,699,298

Conversions of debentures into common stock:
   October 6, 2005                                             --        --          0.00272    1,250,000        1,250        2,144
   October 31, 2005                                            --        --          0.00272   12,000,000       12,000       20,580
   December 28, 2005                                           --        --          0.00272   16,750,000       16,750       28,726

Issuance of common stock for cash:
   July 25, 2005                                               --        --          0.06667    4,500,000        4,500      295,500

Proceeds from adjustment of the price per share
   for the issuance of common stock on March 15, 2004:
   March 30, 2005                                              --        --               --           --           --       26,000

                                                               Deficit
                                                             Accumulated
                                                             During The
                                                             Development             Stockholders'
                                                                Stage                 Deficiency
--------------------------------------------------------------------------------------------------
   August 12, 2003                                                  --                     6,580
   December 18, 2003                                                --                       600

Issuance of shares for consulting fees:
   March 13, 2003                                                   --                    32,500
   March 13, 2003                                                   --                       100

Accrued interest on debentures paid through
  the issuance of common stock                                      --                    11,033

Dividend paid through the issuance of common stock               (10,159)                   --

Security transfer fee paid through the issuance
  of common stock                                                   --                       745

Beneficial conversion feature in connection
  with issuance of debentures                                       --                    16,928

Net loss                                                        (413,876)               (413,876)
--------------------------------------------------------------------------------------------------
Balance at December 31, 2003                                  (1,870,238)               (884,879)

Conversions of debentures into common stock:
  January 5, 2004                                                   --                   112,000
  March 2, 2004                                                     --                    84,000
  March 13, 2004                                                    --                     4,200
  April 2, 2004                                                     --                    31,250
  April 2, 2004                                                     --                    37,500

Issuance of common stock for cash:
  March 15, 2004                                                    --                    77,000
  April 2, 2004                                                     --                   250,000
  August 12, 2004                                                   --                    15,000
  September 13, 2004                                                --                   150,000
  November 5, 2004                                                  --                    50,000
  December 13, 2004                                                 --                    50,000
  December 13, 2004                                                 --                    20,000

Issuance of common stock for note receivable:
  September 10, 2004                                                --                    20,000
  December 13, 2004                                                 --                    20,000

Issuance of common stock for consulting fees:
  November 11, 2004                                                 --                     3,333
  December 13, 2004                                                 --                    36,000
  December 13, 2004                                                 --                    10,000
  December 21, 2004                                                 --                    55,000

Net loss                                                        (645,917)               (645,917)
--------------------------------------------------------------------------------------------------
Balance at December 31, 2004                                 $(2,516,155)            $  (505,513)

Conversions of debentures into common stock:

   October 6, 2005                                                  --                     3,394
   October 31, 2005                                                 --                    32,580
   December 28, 2005                                                --                    45,476

Issuance of common stock for cash:
   July 25, 2005                                                    --                   300,000

Proceeds from adjustment of the price per share
   for the issuance of common stock on March 15, 2004:
   March 30, 2005                                                   --                    26,000


                                                           Preferred Stock                          Common Stock        Additional
                                                       Number of               Price Per       Number of                 Paid-in
                                                        Shares      Amount       Share           Shares       Amount     Capital
------------------------------------------------------------------------------------------------------------------------------------
Issuance of common stock for notes receivable:
   June 6, 2005                                                --        --          0.02000    2,000,000        2,000      38,000


Issuance of common stock for loans payable:
   June 14, 2005                                               --        --          0.10000      125,000          125       12,375
   June 14, 2005                                               --        --          0.10000      90,000            90        8,910

Issuance of common stock for consulting fees and services:
   January 5, 2005                                             --        --          0.08108    4,000,000        4,000      320,324
   January 24, 2005                                            --        --          0.08108      850,000          850         (850)
   January 24, 2005                                            --        --          0.01850      108,108          108        1,892
   January 24, 2005                                            --        --          0.03000      600,000          600       17,400
   January 24, 2005                                            --        --          0.01800      277,777          278        4,722
   March 11, 2005                                              --        --          0.01800      277,777          278        4,722
   March 11, 2005                                              --        --          0.03000      600,000          600       17,400
   March 11, 2005                                              --        --          0.01850       27,027           27          473
   March 11, 2005                                              --        --          0.02000      300,000          300        5,700
   March 11, 2005                                              --        --          0.03925      202,000          202        7,728
   May 20, 2005                                                --        --          0.03000    1,800,000        1,800       52,200
   May 20, 2005                                                --        --          0.01800    1,000,000        1,000       17,000
   May 20, 2005                                                --        --          0.03500    1,000,000        1,000       34,000
   June 17, 2005                                               --        --          0.05002       71,337           71        3,497
   July 25, 2005                                               --        --          0.00100      200,000          200         (200)
   August 30, 2005                                             --        --          0.05000       94,974           95        4,654
   August 30, 2005                                             --        --          0.01800      944,438          944       16,056
   August 30, 2005                                             --        --          0.03000    1,000,000        1,000       29,000
   August 30, 2005                                             --        --          0.00100      500,000          500         (500)
   September 19, 2005                                          --        --          0.04000      200,000          200        7,800
   September 19, 2005                                          --        --          0.04000       50,000           50        1,950
   September 19, 2005                                          --        --          0.04000       25,000           25          975
   September 19, 2005                                          --        --          0.05000    1,000,000        1,000      49,000
   October 6, 2005                                             --        --          0.03750    2,000,000        2,000      73,000
   December 29, 2005                                           --        --          0.03000      800,000          800      23,200

Net loss                                                       --        --               --           --           --           --
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2005                            1,000,000    $1,000               --  364,987,531     $364,987   $2,822,676
===================================================================================================================================

        The accompany notes to consolidated financial statements are an integral part of these statements.

                                                               Deficit
                                                             Accumulated
                                                             During The
                                                             Development             Stockholders'
                                                                Stage                 Deficiency
--------------------------------------------------------------------------------------------------
Issuance of common stock for notes receivable:
   June 6, 2005                                                     --                    40,000

Issuance of common stock for loans payable:
   June 14, 2005                                                    --                    12,500
   June 14, 2005                                                    --                     9,000

Issuance of common stock for consulting fees and services:
   January 5, 2005                                                  --                   324,324
   January 24, 2005                                                 --                      --
   January 24, 2005                                                 --                     2,000

   January 24, 2005                                                 --                    18,000
   January 24, 2005                                                 --                     5,000
   March 11, 2005                                                   --                     5,000
   March 11, 2005                                                   --                    18,000
   March 11, 2005                                                   --                       500
   March 11, 2005                                                   --                     6,000
   March 11, 2005                                                   --                     7,930
   May 20, 2005                                                     --                    54,000
   May 20, 2005                                                     --                    18,000
   May 20, 2005                                                     --                    35,000
   June 17, 2005                                                    --                     3,568
   July 25, 2005                                                    --                      --

   August 30, 2005                                                  --                     4,749
   August 30, 2005                                                  --                    17,000
   August 30, 2005                                                  --                    30,000
   August 30, 2005                                                  --                      --
   September 19, 2005                                               --                     8,000
   September 19, 2005                                               --                     2,000
   September 19, 2005                                               --                     1,000
   September 19, 2005                                               --                    50,000
   October 6, 2005                                                  --                    75,000
   December 29, 2005                                                --                    24,000

Net loss                                                      (1,476,822)             (1,476,822)
--------------------------------------------------------------------------------------------------
Balance at December 31, 2005                                 $(3,992,977)            $  (804,314)
================================================================================================

        The accompany notes to consolidated financial statements are an integral part of these statements.

                       SHELRON GROUP INC. AND SUBSIDIARIES
                          (a development stage company)

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                              For the period from
                                                                                                                 August 21, 2001
                                                                                                               (date of inception)
                                                                               Year ended December 31,              through
                                                                              --------------------------          December 31,
                                                                                 2005           2004                  2005
                                                                              -----------    -----------       -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                      $(1,476,822)   $  (645,917)            (3,982,818)
Adjustments to reconcile net loss to net cash used in operating activities:
  Noncash revenue                                                                    --             --                  (26,500)
  Consulting fees financed through note payable                                      --             --                   30,000
  Noncash consulting, professional and advisory financial fees                    709,070         49,333                975,063
  Noncash expenses                                                                   --           55,000                 55,745
  Amortization of original issue discount and beneficial conversion feature          --             --                  545,976
  Amortization of deferred finance costs                                             --             --                   15,000
  Depreciation                                                                      7,340         16,053                 51,483
  Amortization                                                                     32,000         22,500                 54,500
Changes in operating assets and liabilities:
   Increase in accounts receivable                                               (316,955)        (7,482)              (324,437)
   Increase in  prepaid expenses                                                  (30,815)          --                  (30,815)
   Increase in  other  receivables                                                 (6,968)          --                   (6,968)
   Increase (decrease) in accounts payable and accrued  expenses                    7,088        (88,857)               133,629
   Increase in due  to stockholder                                                 40,881        119,596                411,907
   Increase in deferred revenues                                                   72,500             --                 72,500
                                                                              -----------    -----------            -----------
              Net cash used in operating activities                              (962,681)      (479,774)            (2,025,735)
                                                                              -----------    -----------            -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                             (16,304)       (10,210)               (31,991)
   Acquisition of software                                                           --         (150,000)              (150,000)
   Investment in trademarks and domains                                           (40,000)          --                  (40,000)
   Payment of security deposit                                                    (17,711)          --                  (17,711)
                                                                              -----------    -----------            -----------
              Net cash used in investing activities                               (74,015)      (160,210)              (239,702)
                                                                              -----------    -----------            -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of debentures                                              --             --                  512,000
   Proceeds from issuance of common stock                                       1,826,000        632,000              2,495,000
   Increase in stock subscriptions payable                                           --             --                    6,000
   Payment of deferred finance fees                                                  --             --                  (15,000)
   Proceeds from note receivable                                                   20,000           --                   20,000
   Proceeds from notes payable                                                       --           43,650                105,150
   Payment of notes payable                                                       (61,000)        (5,000)               (66,000)
                                                                              -----------    -----------            -----------
              Net cash provided by financing activities                         1,785,000        670,650              3,057,150
                                                                              -----------    -----------            -----------
Net increase in cash                                                              748,304         30,666                791,713

Cash at the beginning of period                                                    43,409         12,743                   --
                                                                              -----------    -----------            -----------
Cash at the end of period                                                     $   791,713    $    43,409            $   791,713
                                                                              ===========    ===========            ===========

        The accompany notes to consolidated financial statements are an integral part of these statements.

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:

Consulting fees financed through notes payable                          $     --   $     --   $ 30,000
                                                                        ========   ========   ========
Consulting fee paid in exchange for series A preferred stock issuance   $     --   $     --   $  1,000
                                                                        ========   ========   ========
Conversion of debentures and related interest to common stock           $ 81,450   $268,950   $583,960
                                                                        ========   ========   ========
Consulting and professional fees paid in exchange
for shares of common stock                                              $384,746   $ 49,333   $649,739
                                                                        ========   ========   ========
Financial advisory fees paid in exchange for shares of common stock     $324,324   $     --   $324,324
                                                                        ========   ========   ========
Advertising fees paid in exchange for shares of common stock            $     --   $ 55,000   $ 55,000
                                                                        ========   ========   ========
Noncash dividend paid                                                   $     --   $     --   $ 10,159
                                                                        ========   ========   ========
Issuance of common stock for a note receivable                          $  6,350   $ 20,000   $ 26,350
                                                                        ========   ========   ========
Issuance of common stock for notes payables                             $ 42,650   $     --   $ 42,650
                                                                        ========   ========   ========
Issuance of common stock for accrued consulting fees                    $ 12,500   $     --   $ 12,500
                                                                        ========   ========   ========

        The accompany notes to consolidated financial statements are an integral part of these statements.

                       SHELRON GROUP INC. AND SUBSIDIARIES
                          (a development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005


NOTE 1 - BUSINESS ORGANIZATION, PRINCIPAL BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

During the second half of 2004 the Company commenced marketing its comparative shopping software products and services in the United States, to further market them worldwide.

At December 31, 2005, substantially all of the Company's assets are located in Israel and substantially all of its operations are conducted in Israel.

The Company does not participate in, nor has it created, any off-balance sheet special purpose entities or other off-balance sheet financing.

The following accounting policies have been identified as critical to the Company's business operations and the understanding of its results of operations

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Shelron and its wholly owned subsidiaries (collectively, the "Company"). All significant inter company transactions have been eliminated. The Company is controlled by Hull Services, Inc. ("Hull"), a company owned by an officer, stockholder and sole director of the Company (see Note 8).

Use of Estimates

These financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The Company continually evaluates the accounting policies and estimates used to prepare the consolidated financial statements. The Company bases its estimates on historical experiences and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has incurred losses of $1,476,822, $645,917 and $3,982,818 for the years ended December 31, 2005 and
2004 and for the period from August 21, 2001 (date of inception) through December 31, 2005, respectively, which raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required. The outcome of these uncertainties cannot be assured.

The financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that management will be successful in implementing its business plan or that the successful implementation of such business plan will actually improve the Company's operating results.

In January 2005 and in July 2005, the Company received net proceeds of approximately $1,500,000 and $300,000, respectively, from the private placement of its securities. These financings are further discussed in Note 9 below. Management of the Company believes that available cash resources on hand will enable the Company to maintain operations as presently conducted through December 31, 2006.

However, these cash resources may not be sufficient to support any unforeseen contingencies that may arise or permit the Company to take advantage of business opportunities that may arise. Management of the Company has stated that the Company intends to continue raising funds through the sale of additional shares of common stock.

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

Revenue Recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition in Financial Statements". Under SAB No.104, the Company recognizes revenue when the following criteria have been met: persuasive evidence of an arrangement exists, the fees are fixed and determinable, no significant Company obligations remain and collection of the related receivable is reasonable assured.

The Company's revenue comprises service revenue, and consulting and management of advertising campaigns, all of which are ActiveShopper related.

Service revenue primarily derives from the implementation of partnership agreements according to which the Company provides a service of directing traffic to merchants' websites. Service revenue is primarily based on a pay-per-click model, reported in their net values to the Company, which represent the revenues the Company is entitled to receive according to the partnership agreements. In order to recognize service revenue the following criteria must be met: the partnership agreement must be signed by the customer, the signed agreement must specify the fees to be received for the services, service has been performed and accepted by the customer, no significant Company obligations remain and collectibility is probable.

Consulting and management of advertising campaign revenues primarily comprise consultancy provided in connection with customer's keyword portfolio and recommendations in connection with customer's media plan. In order to recognize consultancy and management of advertising campaigns revenue the following criteria must be met: an agreement must be signed by the customer, the signed agreement must specify the fees to be received, consultancy and management have been provided and accepted by the customer, no significant Company obligations remain and collectibility is probable.

When the above revenue recognition criteria are not met at the time service, consulting and management of campaigns are provided, the Company records deferred revenue.

Research and Development

Costs incurred in connection with the research and development of the Company's products are expensed as incurred.

Marketing and Advertising

Marketing and advertising costs are expensed as incurred.

Income Taxes

Income taxes are accounted for under the liability method. Under this method, deferred tax assets and liabilities are recorded based on the temporary differences between the financial statement and the tax bases of assets and liabilities and for operating loss carryforward measured using the enacted tax rates in effect for the year in which the differences are expected to reverse. The Company periodically evaluates the realizability of its net deferred tax assets and records a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The company has recorded a full valuation allowance against the deferred tax asset arising from the operating losses incurred through December 31, 2005.

Earning (loss) per share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share give effect to dilutive convertible securities, options, warrants and other potential common stock outstanding during the period.

Earning (loss) per share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share give effect to dilutive convertible securities, options, warrants and other potential common stock outstanding during the period

Stock-based Compensation

As of December 31, 2005 the Company elected to measure compensation cost using Accounting Principles Board ("APB") Opinion No. 25 as is permitted by SFAS No. 123, Accounting for Stock -Based Compensation, and has elected to comply with other provisions and the disclosure-only requirements of SFAS No. 123. As of December 31, 2005 the Company has not issued any employee options.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 123R "Share Based Payment". This statement is a revision of SFAS Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest and will be reflected as compensation expense in the financial statements. This statement is effective for public entities that file as small business issuers - as of the beginning of the first interim or annual reporting period that begins after December 15, 2005, and as adopted by the Company commencing January 1, 2006.

Management does not believe that any recent issued, but not yet effective, accounting standards if currently adopted would have a material affect on the accompanying financial statements.

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment, at cost, at December 31, 2005 and 2004 consists of:

                                                                                             Estimated
December 31,                                           2005              2004               useful life
--------------------------------------------------------------------------------------------------------
Software                                            $ 150,000          $ 150,000            5    years
Office Equipment                                       10,492              3,950            3-7  years
Computer Equipment                                     49,085             40,412            3    years
Furniture and fixtures                                 12,914             11,825            5-10 years
                                                    ---------          ---------
                                                      222,491            206,187
 less - accumulated depreciation and amortization     103,983             66,643
                                                    ---------          ---------
                                                    $ 118,508          $ 139,544
                                                    =========          =========

NOTE 3 - TRADEMARKS AND DOMAIN NAMES

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



NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

December 31,                      2005       2004
---------------------------------------------------
Legal                           $  1,630   $ 22,542
Interest                           9,465     14,465
Due to Hull Services Ltd. (*)       --       16,690
Rent                               5,400       --
Accounting and auditing fees      13,055     15,201
Consulting expenses               25,785     56,765
Marketing expenses                51,407      2,000
Other                             41,667     26,159
                                --------   --------
Total                           $148,409   $153,822
                                ========   ========

(*) In October 2002, the Company entered into a purchase agreement with Hull Services Ltd. pursuant to which the Company acquired certain property and equipment for $40,500. Payment was due in July 2003. At December 31, 2004, $16,690 were due under the purchase agreement.


NOTE 5 - DUE TO SHAREHOLDER

On August 9, 2005, the Company received written notice from Hull Services Ltd. ("Hull"), to whom the Company owes as of December 31, 2005, $411,907 in accrued compensation (which debt is recorded as a current liability) that Hull desires to convert the unpaid amount into shares of the Company's Common Stock. The Company's President and sole director is the principal shareholder of Hull. The Company and Hull are currently discussing the terms of the conversion. The conversion is further subject to approval by the Company's board of directors. If the accrued compensation is converted, the Company will no longer have a repayment obligation.

NOTE 6 - NOTES AND LOANS PAYABLE

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

In March 2003, the Company borrowed $5,000 from an individual and agreed to repay $10,000 in June 2003 in satisfaction of this obligation. The Company recorded $5,000 as additional interest expense. At December 31, 2003, the note remained unpaid. In October 2003, the Company borrowed an additional $30,000 from this individual. The loan carried an interest rate of 7% per annum and was due on September 30, 2004. As of December 31, 2004, the outstanding amount of both loans was $35,000. The outstanding amount of the loans was repaid on March 28, 2005 through a payment of $26,000 in cash and $9,000 worth of common stock to be issued on April 2005, pursuant to the terms of a settlement agreement made between the Company and the holder of the loans on March 16, 2005.

In 2003, the Company borrowed $26,500 from certain entities. In December 2003, the Company granted a software license to these entities in return for the cancellation of the loan. The license is renewable annually for a payment equal to 15% of the initial license price. As of December 31, 2005, the license has not been renewed by these entities.

In October 2004, the Company agreed to sign a subscription agreement with a non-U.S. investor in the aggregate amount of $40,000. As of December 31, 2004, the amount of $33,650 was received for a note payable. On June 6, 2005, pursuant to a signed subscription agreement with the non-U.S. investor the Company issued 2,000,000 shares of Common Stock for proceeds of $33,650 received for a note payable and for a note receivable of $6,350 in the aggregate.

In November 2004, the Company received $10,000 in error, according to a notice received from a banking institution. In March 2005, the Company provided the banking institution with its acceptance and authorization to correct the transfer of funds as effected in error.


NOTE 7 - DEBENTURES PAYABLE

On October 24, 2001, B-Park issued Series A Senior Subordinated Convertible Redeemable Debentures (the "Debentures") to RCG, LLC, RIM CG, LLC and RIM Capital Holdings, LLC (together, the "holders")
 in the aggregate principal amount of $500,000 at a purchase price equal to 90% of principal amount, or $450,000 for cash. These Debentures were assumed by Shelron upon the merger described in Note 1. The Debentures were due on October 24, 2003, and bear interest at a rate of 8% per annum. Each holder of the Debentures is entitled, at any time, to convert all or any amount over $5,000 of the principal face amount of the Debentures then outstanding to common stock of the Company at a conversion price per share equal to 70% of the lowest closing bid price of the common stock as reported on the principal exchange on which the Company's common stock is listed for quotation. The beneficial conversion feature of this issuance, amounting to $214,285, has been recorded as a discount on the Debentures, with a corresponding increase to additional paid-in capital. This discount, as well as the $50,000 discount upon issuance, were amortized to interest expense over the term of the debt.

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

During the year ended December 31, 2004, the holders of the Debentures converted $268,950 in the aggregate principal amount of the Debentures into 99,000,000 shares of common stock.

At December 31, 2004, Debentures in the aggregate principal amount of $81,450 were outstanding. The outstanding Debentures were expected to be converted into a fixed number of shares of common stock pursuant to the terms of a settlement agreement made between the Company and the holder of the Debentures in April 2004 and as amended in September 2004, no later than December 31, 2005. On October and December 2005 the holders of the Debentures converted $81,450 in the aggregate principal amount of the Debentures into 30,000,000 shares of common stock.

No interest expense in connection with the Debentures was charged during the years ended December 31, 2005 and 2004.

NOTE 8 - PREFERRED STOCK

On November 8, 2001, the Company filed a Certificate of Designation with the State of Delaware authorizing the issuance of one series of Preferred Stock (the "Series A Preferred Stock") consisting of 1,000,000 shares. All 1,000,000 shares of Series A Preferred Stock were issued to Hull Services Inc. The holder of the Series A Preferred Stock is entitled to vote along with the holders of common stock as one class on all matters for which the stockholders of the Company shall vote. The holder of Series A Preferred Stock is entitled to a vote representing 52% of the total shares entitled to vote by all holders of the then outstanding shares of common stock and Series A Preferred Stock combined. The holder of the Series A Preferred Stock is entitled to vote along with the holders of common stock as one class on all matters for which the stockholders of the Company shall vote.

Each share of the Series A Preferred Stock is convertible at the option of the holder into one share of common stock upon not less than 15 days and not more than 30 days notice to the Company. In addition, if all or substantially all of the Company's assets or all of the outstanding shares of the Company are sold, the shares of Series A Preferred Stock automatically convert to common stock.

NOTE 9 - COMMON STOCK

Private Placement

In January 2005, the Company privately placed 18,500,000 shares of its common stock par value $0.001 per share (the "Common Stock") with an accredited investor for gross proceeds of $1.5 million pursuant to a subscription agreement dated January 4, 2005. Under the terms of the subscription agreement, the Company agreed to file a registration statement under the Securities Act of 1933, as amended covering the resale of the shares within 90 days of the closing date, which period has been subsequently extended to December 31, 2005. If the Company does not file the registration statement by such date, then it may be liable for penalties. By May 5, 2006 the Company has not filed the registration statement and therefore penalties are incurring in the amount of 100,000 shares of Common Stock per each delaying month. The $1.5 million gross proceeds have been classified as temporary equity in the accompanying balance sheet in accordance with EITF topic D-98, since at December 31, 2005, the shares were subject to registration rights and the indicated penalties.

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

On April 24, 2006, Mr. Joseph Corso, executed a letter agreement with the Company to clarify and amend the Subscription Agreement and the Financial Advisory Agreement, dated January 4, 2005 (the "Agreements"), a first extension letter, dated May 10, 2005 and a second extension letter, dated June 7, 2005 (the "Extension Letters"). The letter agreement serves to clarify the following:
(i) that the Extension Letters were amendments to the Agreements to provide that all matters relating to the timing of the filing of the registration statement covering the shares issued to Mr. Corso under the Agreements are within the Company's control so that the Company can use its best efforts to file the registration statement; (ii) that Mr. Corso has irrevocably agreed not to rescind the Agreements, or otherwise demand repayment of the purchase price for the shares issued in connection with the Agreements due to Company's failure to register the shares as was contemplated in the Agreements; and that (iii) any references in the extension letters to penalties that may be triggered or accrue as a result of not filing on a timely basis are eliminated by this letter agreement.

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

On June 6, 2005, pursuant to signed subscription agreement, the Company issued 2,000,000 shares of Common Stock to an accredited investor for proceeds of $33,650 and a note receivable of $6,350 in the aggregate.

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

Also in connection with the subscription agreement described above, the Company entered into a finder's agreement pursuant to which the Company issued 200,000 shares of its Common Stock to an individual as compensation for that individual's services in introducing the Company to the investor and the consummation of the transaction described above. Finder's fees in the amount of $200 have been charged to equity.

All of the above issuances of the Company's shares of Common Stock were effected without registration in reliance upon the exemption therefrom afforded by
Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.

Issuance of shares of common stock for services received

During the year ended December 31, 2005 the Company issued 13,003,438 shares of its Common Stock to twelve service providers in consideration of services rendered in the equivalent of $397,247.

Issuance of shares of common stock for a note payable

During the year ended December 31, 2005 the Company issued 90,000 shares of its Common Stock to a holder of a note payable in the equivalent of $9,000.

NOTE 10 - REVENUE

During the year ended December 31, 2005, revenues in the amount of $374,261 were generated from the implementation of partnership agreements according to which traffic is directed to merchants' websites through ActiveShopper. During the year ended December 31, 2005, revenues in the amount of $72,500 were deferred until such time they are actually collected, which were generated from the management and consulting fees provided by the Company in connection with advertising campaigns based on ActiveShopper. During the two-month period ended December 31, 2004, revenues were generated from the implementation of a partnership agreement, to which the Company entered on September 2004, for the providing of services through ActiveShopper.

During the year ended December 31, 2005, revenues generated from one customer accounted approximately 98% of total revenues accounted for the year. This customer comprises approximately 75% of the Company's accounts receivables at December 31, 2005

NOTE 11 - INCOME TAXES

The provision for income taxes for the years ended December 31, 2005 and 2004 and for the period from August 21, 2001 (date of inception) through December 31, 2005 differs from the amount computed using the federal statutory rate of 34% as a result of the following:

December 31,                                         2005     2004
--------------------------------------------------------------------
Tax benefit at federal statutory rate                (34) %   (34) %
Increase in deferred tax asset valuation allowance    34       34
--------------------------------------------------------------------
Net tax benefit rate                                  -0- %    -0-
====================================================================

The Company has a net operating loss carryforward of approximately $3,759,000 available to offset future taxable income through 2025 subject to applicable tax statutes, in connection with potential limitations on the utilization of carryforward losses. The Company expects to file consolidated income tax returns.