Form 10QSB
period 2006-03-31
SHELRON GROUP INC
filed 2006-05-22
CIK 1125903

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2006

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____________ to _______________

                         COMMISSION FILE NUMBER: 0-31176

                               SHELRON GROUP INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           DELAWARE                                      04-2968425
-------------------------------             ----------------------------------
(State or other jurisdiction or             (I.R.S. Employer Identification No)
incorporation or organization)

      29 BROADWAY AVENUE, NEW YORK                          10006
  ---------------------------------------                 ----------
  (Address of principal executive offices)                (Zip Code)

                                  212-836-4041
                           ---------------------------
                           (Issuer's telephone number)


      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

      Indicate by check mark whether registrant is a shell company (as defined in Rule 12-2 of the Exchange Act) Yes |_| No |X|

      The number of shares outstanding of the Registrant's Common Stock, $0.001 par value, as of the close of business on May 22, 2006 was 385,343,467

      Transitional Small Business Disclosure Format (Check one) Yes |_| No |X|

                      SHELRON GROUP, INC. AND SUBSIDIARIES

                                      INDEX

Part I.  FINANCIAL INFORMATION
                                                                                          Page
Item 1.  Financial Statements:

Condensed Consolidated Balance Sheet at March 31, 2006                                     2

Condensed Consolidated Statement of Operations for the three months ended
March 31, 2006 and 2005, and for the period from August 21, 2001 (date of inception)
through March 31, 2006                                                                     3

Condensed Consolidated Statement of Cash Flows for three months ended
March 31, 2006 and 2005, and for the period from August 21, 2001 (date of inception)
through March 31, 2006                                                                     4

Notes to Condensed Consolidated Financial Statements                                       6

Item 2.  Management's Discussion and Analysis or Plan of Operations                        11

Item 3.  Controls and Procedures                                                           15

Part II.  OTHER INFORMATION                                                                16

Item 1.  Legal Proceedings                                                                 16

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                       16

Item 3.  Defaults upon Senior Securities                                                   16

Item 4.  Submission of Matters to a Vote of Security Holders                               16

Item 5.  Other Information                                                                 16

Item 6.  Exhibits                                                                          16

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

                       SHELRON GROUP INC. AND SUBSIDIARIES
                          (a development stage company)
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                     March 31, 2006   December 31, 2005
                                                                     --------------   -----------------
                                                                       (unaudited)

Current Assets
    Cash                                                               $   787,139    $   791,713
    Note receivable                                                             --          6,350
    Accounts receivable                                                    145,902        324,437
    Other                                                                   28,195         37,783
                                                                       -----------    -----------
         Total Current Assets                                              961,236      1,160,283

Property and Equipment, net of accumulated
 depreciation of $113,029 and $103,983, respectively                       109,462        118,508

Intangible assets, net of amortization
 of $3,000 and $2,000, respectively                                         37,000         38,000

Other asset                                                                 17,794         17,711

Deferred tax asset, net of valuation allowance of $1,357,000 and
    $1,289,000, respectively                                                    --             --
                                                                       -----------    -----------
         Total Assets                                                  $ 1,125,492    $ 1,334,502
                                                                       ===========    ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:

         Accounts payable and accrued expenses                         $   143,411    $   148,409
         Due to shareholder                                                411,435        411,907
         Subscriptions payable                                               6,000          6,000
         Deferred revenues                                                  52,570         72,500
                                                                       -----------    -----------
         Total Current Liabilities                                         613,416        638,816

Common stock, subject to registration requirement, $0.001 par value,
         18,500,000 shares issued and outstanding                        1,500,000      1,500,000
                                                                       -----------    -----------
                                                                         1,500,000      1,500,000
Stockholders' Deficiency

         Series A preferred stock $.001 par value per share,
              Authorized 10,000,000 shares,
              Issued and outstanding 1,000,000 shares                        1,000          1,000
         Common stock, $.001 par value per share
              Authorized 500,000,000 shares;
              Issued and outstanding 366,185,803 shares and
              364,987,531 shares, respectively
                                                                           366,185        364,987
         Additional paid-in capital                                      2,866,683      2,822,676
         Deficit accumulated during the development stage               (4,221,792)    (3,992,977)
                                                                       -----------    -----------
              Total  Stockholders' Deficiency                             (987,924)      (804,314)
                                                                       -----------    -----------
                  Total Liabilities and Stockholders' Deficiency       $ 1,125,492    $ 1,334,502
                                                                       ===========    ===========

            See notes to condensed consolidated financial statements

                       SHELRON GROUP INC. AND SUBSIDIARIES
                          (a development stage company)
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                     Three month ended March 31,   For the period from
                                     ---------------------------     August 21,2001
                                                                   (date of inception)
                                        2006            2005       through March 31, 2006
                                     -----------     -----------     -----------
                                     (unaudited)     (unaudited)       (unaudited)
Revenues                                 154,162          17,872         567,092
                                     -----------     -----------     -----------
Operating Expenses:

    Consulting fees                       79,500         360,678       1,341,426
    Research and development              34,717          99,309         516,489
    Employment compensation               39,000          39,000         687,500
    Professional fees                     28,882          57,272         504,027
    Marketing and advertising            119,550          25,030         605,115
    Office and general expenses           30,286          32,242         331,931
    Rent                                  15,985           7,960          95,527
    Depreciation and amortization         10,046           9,402         131,029
    Insurance                             11,250              --          33,750
    Interest expense                      18,868              --         558,622
    Bad debt expense                          --              --           1,260
                                     -----------     -----------     -----------
Total Operating Expenses                 388,084         630,893       4,806,676
                                     -----------     -----------     -----------
Loss from operations                    (233,922)       (613,021)     (4,239,584)

Other income -
    Interest income                        5,107           7,921          27,951
                                     -----------     -----------     -----------
Net loss                                (228,815)       (605,100)     (4,211,633)
                                     ===========     ===========     ===========

Net loss per share

    Basic and diluted                $     (0.00)    $     (0.00)    $     (0.02)
                                     ===========     ===========     ===========
Weighted average number of
    shares outstanding -

   Basic and diluted                 384,033,843     333,405,891     185,679,305
                                     ===========     ===========     ===========

            See notes to condensed consolidated financial statements

                       SHELRON GROUP INC. AND SUBSIDIARIES
                          (a development stage company)
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                                For the period from
                                                                                                                  August 21, 2001
                                                                                                                (date of inception)
                                                                                Three month ended March 31,            through
                                                                                ---------------------------            March 31,
                                                                                   2006             2005              2006
                                                                                ----------       ----------       ----------
                                                                               (unaudited)      (unaudited)        (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                          (228,815)        (605,100)      (4,211,633)
Adjustments to reconcile net loss to net cash used in operating activities:
  Noncash revenue                                                                       --               --          (26,500)
  Consulting fees financed through note payable                                         --               --           30,000
  Noncash consulting, professional and advisory financial fees                      39,205          386,753        1,014,268
  Noncash expenses                                                                      --               --           55,745
  Amortization of original issue discount and beneficial conversion feature             --               --          545,976
  Amortization of deferred finance costs                                                --               --           15,000
  Depreciation                                                                       1,546            1,902           53,029
  Amortization                                                                       8,500            7,500           63,000
Changes in operating assets and liabilities:
   Decrease (increase) in accounts receivable                                      178,535           (5,235)        (145,902)
   Decrease (increase) in prepaid expenses                                           9,625               --          (21,190)
   Increase in other receivables                                                       (37)              --           (7,005)
   Increase (decrease) in accounts payable and accrued expenses                      1,002           (5,228)         134,631
   Increase (decrease) in due to stockholder                                          (472)          15,241         4 11,435
   Increase (decrease) in deferred revenues                                        (19,930)              --           52,570
                                                                                ----------       ----------       ----------
         Net cash used in operating activities                                     (10,841)        (204,167)      (2,036,576)
                                                                                ----------       ----------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                                   --               --          (31,991)
   Acquisition of software                                                              --               --         (150,000)
   Investment in trademarks and domains                                                 --               --          (40,000)
   Payment of security deposit                                                         (83)              --          (17,794)
                                                                                ----------       ----------       ----------
         Net cash used in investing activities                                         (83)              --         (239,785)
                                                                                ----------       ----------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of debentures                                                 --               --          512,000
   Proceeds from issuance of common stock                                               --        1,526,000        2,495,000
   Increase in stock subscriptions payable                                              --               --            6,000
   Payment of deferred finance fees                                                     --               --          (15,000)
   Proceeds from note receivable                                                     6,350           20,000           26,350
   Proceeds from notes payable                                                          --               --          105,150
   Payment of notes payable                                                             --          (61,000)         (66,000)
                                                                                ----------       ----------       ----------
         Net cash provided by financing activities                                   6,350        1,485,000        3,063,500
                                                                                ----------       ----------       ----------
Net increase (decrease) in cash                                                     (4,574)       1,280,833          787,139

Cash at the beginning of period                                                    791,713           43,409               --
                                                                                ----------       ----------       ----------
Cash at the end of period                                                          787,139        1,324,242          787,139
                                                                                ==========       ==========       ==========

            See notes to condensed consolidated financial statements

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:
Consulting fees financed through notes payable                            $            --      $            --      $        30,000
                                                                          ===============      ===============      ===============

Consulting fee paid in exchange for series A preferred stock issuance     $            --      $            --      $         1,000
                                                                          ===============      ===============      ===============
Conversion of debentures and related interest to common stock             $            --      $            --      $       583,960
                                                                          ===============      ===============      ===============
Consulting and professional fees paid in exchange
for shares of common stock                                                $        39,205      $        62,429      $       688,944
                                                                          ===============      ===============      ===============
Financial advisory fees paid in exchange for shares of common stock       $            --      $       324,324      $       324,324
                                                                          ===============      ===============      ===============
Advertising fees paid in exchange for shares of common stock              $            --      $            --      $        55,000
                                                                          ===============      ===============      ===============
Noncash dividend paid                                                     $            --      $            --      $        10,159
                                                                          ===============      ===============      ===============
Issuance of common stock for a note receivable                            $            --      $            --      $        26,350
                                                                          ===============      ===============      ===============
Issuance of common stock for notes payables                               $            --      $         9,000      $        42,650
                                                                          ===============      ===============      ===============
Issuance of common stock for accrued consulting fees                      $        14,372      $            --      $        26,872
                                                                          ===============      ===============      ===============

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - GENERAL

The accompanying unaudited condensed consolidated financial statements of Shelron Group, Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with instructions for Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Results of operations for the interim periods reported are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2006. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 2005 and notes thereto filed with the Securities and Exchange Commission in May 2006. The condensed balance sheet at December 31, 2005 has been derived from the audited financial statements.

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

PRINCIPLES OF CONSOLIDATION - The accompanying condensed consolidated financial statements include the accounts of Shelron Group Inc. and its wholly owned subsidiaries (collectively, the "Company"). All significant inter company transactions have been eliminated.

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

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

EARNING (LOSS) PER SHARE - Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share gives effect to dilutive convertible securities, options, warrants and other potential common stock outstanding during the period.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS - In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 123R "Share Based Payment". This statement is a revision of SFAS Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest and will be reflected as compensation expense in the financial statements. This statement is effective for public entities that file as small business issuers, as of the beginning of the first interim or annual reporting period that begins after December 15, 2005, and as adopted by the Company commencing January 1, 2006.


Management does not believe that any recent issued, but not yet effective, accounting standards if currently adopted would have a material affect on the accompanying financial statements.


NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has a history of losses with a deficit accumulated during the development stage from inception through March 31, 2006 of $4,221,792. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required. The outcome of these uncertainties cannot be assured.

The financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that management will be successful in implementing its business plan or that the successful implementation of such business plan will actually improve the Company's operating results.

In January 2005 and in July 2005, the Company received net proceeds of approximately $1,500,000 and $300,000, respectively, from the private placement of its securities. These financings are further discussed in Note 6 below. Management of the Company believes that available cash resources on hand will enable the Company to maintain operations as presently conducted through March 31, 2007. However, these cash resources may not be sufficient to support any unforeseen contingencies that may arise or permit the Company to take advantage of business opportunities that may arise.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

NOTE 5 - DUE TO SHAREHOLDER

On August 9, 2005, the Company received written notice from Hull Services Ltd. ("Hull"), to whom the Company owes as of March 31, 2006 $411,435 in deferred compensation (which debt is recorded as a current liability) that Hull desires to convert the unpaid amount into shares of the Company's Common Stock. The Company's President and sole director is the principal shareholder of Hull. The Company and Hull are currently discussing the terms of the conversion. The conversion is further subject to approval by the Company's board of directors. If the deferred compensation is converted, the Company will no longer have a repayment obligation relating to this amount

NOTE 6 - COMMON STOCK

PRIVATE PLACEMENT

In January 2005, the Company privately placed 18,500,000 shares of its common stock par value $0.001 per share (the "Common Stock") with an accredited investor for gross proceeds of $1.5 million pursuant to a subscription agreement dated January 4, 2005. Under the terms of the subscription agreement, the Company agreed to file a registration statement under the Securities Act of 1933, as amended covering the resale of the shares within 90 days of the closing date, which period has been subsequently extended to December 31, 2005. If the Company does not file the registration statement by such date, then it may be liable for penalties. By May 22 2006 the Company has not filed the registration statement and therefore penalties are incurring in the amount of 100,000 shares of Common Stock per each delaying month. The $1.5 million gross proceeds have been classified as temporary equity in the accompanying balance sheet in accordance with EITF D-98, since at December 31, 2005 the shares were subject to registration rights and the indicated penalties.

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

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

ISSUANCE OF SHARES OF COMMON STOCK FOR SERVICES RECEIVED

During the three months period ended March 31, 2006 the Company issued 546,655 shares of its Common Stock to two service providers in consideration of services rendered in the equivalent of $17,333 during the period, and 651,617 shares of its Common Stock to three service providers in consideration of services rendered in the equivalent of $14,372 which were accrued at December 31, 2005.

NOTE 7 - SHARE OPTION COMPENSATION

During the three months period ended March 31, 2006, the Company granted 450,000 share options, in the aggregate, to a Consultant in connection with services provided by the Consultant to the Company during the said period. According to the agreement entered into with the Consultant, 150,000 share options were granted at the end of each one of the three months within the three months period ended March 31, 2006. The share options vest each one at its granting date. Share options exercise price was determined to be $0.04, with an expiration date of March 31, 2007. Consulting fees in the amount of $13,500 were charged to expenses according to the fair value of each option as estimated under a Black-Scholes option pricing model. The weighted average grant-date fair value of the share options during the three months period ended March 31, 2006 is $0.03. As of March 31, 2006, no share options were exercised.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

Shelron Group, Inc. (the "Company", "we", "our", or "us") is a development stage company that develops business intelligence software and e-commerce advertising and comparative shopping software products and services. We released our initial product, ActiveShopper, in August 2004. ActiveShopper is a free software download that automatically scans, locates and compares prices for an item that a consumer selects at an e-commerce site and is designed to assist consumers to make informed purchase decisions by enabling them to find the items they are looking for, compare products, prices and stores, and buy from among thousands of online merchants. We have been and may continue working on additional versions of ActiveShopper that would provide additional functionality. We are also considering strategic acquisitions of synergistic technologies that management believes will enhance our market positioning.

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

In addition, since revenues are subjected to seasonal fluctuations revenue levels may not be sustained and therefore growth is not assured.

We are considered a development stage company and have a limited operating history upon which an evaluation of our prospects can be made. As of March 31, 2006, we had an accumulated deficit of $4,221,792. Our prospects must therefore be evaluated in light of the problems, expenses, delays and complications associated with a development stage company.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES:

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS - In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 123R "Share Based Payment". This statement is a revision of SFAS Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest and will be reflected as compensation expense in the financial statements. This statement is effective for public entities that file as small business issuers - as of the beginning of the first interim or annual reporting period that begins after December 15, 2005, and as adopted by the Company commencing January 1, 2006. . Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material affect on the accompanying financial statements.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2006 TO THE THREE MONTHS ENDED MARCH 31, 2005

REVENUES

For the three months ended March 31, 2006, our revenues were $154,562, primarily generated from the implementation of partnership agreements according to which we direct traffic to merchants' websites through ActiveShopper and consulting fees provided by the Company in connection with advertising campaigns based on ActiveShopper.

For the three months ended March 31, 2005, our revenues were $17,872, primarily generated from an initial and early implementation of a partnership agreement according to which we direct traffic to merchants' websites through ActiveShopper.

The increase in revenues is primarily attributable to increased activities through ActiveShopper, as a result of the Company's marketing efforts and additional functionality developed and launched for ActiveShopper on March 31, 2005.

RESEARCH AND DEVELOPMENT

Research and development expenses, as included in consulting fees, consist of subcontracting personnel and related expenses of research and development teams in Israel and abroad. For the three month period ended March 31, 2006 our research and development expenses were $34,717. For the three month period ended March 31, 2005 our research and development expenses were $99,309.

The decrease in research and development activities is primarily attributable to the successful completion of ActiveShopper first developing phase.

MARKETING AND ADVERTISING

Marketing and advertising expenses for the three month period ended March 31, 2006 amounted to $119,550 and were comprised of promoting activities, advertising campaigns relating to ActiveShopper, which were primarily Internet based, and Company's sponsorship of public events. Marketing and advertising expenses for the three month period ended March 31, 2005 amounted to $25,030 and were principally comprised of the Company's Internet based advertising campaigns.

OPERATING EXPENSES

For the three months ended March 31, 2006, our operating expenses were $388,084 as compared to $630,893 for the three months ended March 31, 2005. Management attributes the decrease in operating expenses primarily to a one-time consulting fee rendered in exchange for 4,000,000 shares of our common stock valued at $324,324 at the time of issuance on January 2005.

NET LOSS

During the three month period we reported a net loss of $228,815 compared to a net loss of $605,100 for the three month period ended March 31, 2005. Management attributes the decrease in net loss primarily to the decrease in consulting fees, which include a one-time consulting fee rendered in exchange for 4,000,000 shares of our common stock valued at $324,324 at the time of issuance on January 2005.

LIQUIDITY AND CAPITAL RESOURCES

To date we have financed our operations primarily from cash generated though the sale of our common stock. Since March 2005 and as of today we also finance our operations from cash generated from collected revenues earned from the implementation of partnership agreements according to which we direct traffic to merchants' websites through ActiveShopper and from the management and consulting fees provided by the Company in connection with advertising campaigns based on ActiveShopper.

In January 2005 and July 2005 we raised gross proceeds of $1,500,000 and $300,000, respectively, from the private placement to an investor of 18,500,000 and 4,500,000 shares of our Common Stock, respectively.

Since January 1, 2006 and as of today, we have collected accounts receivables in the amounts of $244,628, and $128,452, in connection with revenues generated and recognized for the year 2005 and for the three month period ended March 31, 2006, respectively. In addition, since January 1, 2006 and as today, we have collected accounts receivable in the amount of $72,500 in connection with deferred revenues at December 31, 2005 in the same amount.

As of March 31, 2006, we had a cash balance of $787,139 and current accounts receivables of $145,902.

Cash used in operating activities was $10,839 for the three month period ended March 31, 2006 as compared to $204,167 for the three month period ended March 31, 2005. The decrease in the operating cash used for the three months ended March 31, 2006 is primarily attributable to the decrease in accounts receivable and net loss for period.

Cash generated from financing activities was $6,350 during the three month period ended March 31, 2006 as compared to $1,485,000 during the three month period ended March 31, 2005. The cash provided by financing activities in the 2006 period consisted in the collection of a note receivable. The cash provided by financing activities in the 2005 period consisted primarily in proceeds from the issuance of common stock in January 2005.

We believe our existing cash resources will be sufficient to maintain current operations through March 31, 2007.

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

Our continuation as a going concern, however, is dependent upon, among other things, our ability to obtain additional financing when and as needed and to generate sufficient cash flow to meet our obligations on a timely basis. No assurance can be given that we will be able to obtain such financing on acceptable terms. Our independent registered public accounting firm, in their reports on our financial statements for the year ended December, 2005 expressed substantial doubt about our ability to continue as a going concern. These circumstances could complicate our ability to raise additional capital. Our financial statements do not include any adjustments to the carrying amounts of our assets and liabilities that might result from the outcome of this uncertainty.

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


CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

      During the quarter ended March 31, 2006, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDING

We are not a party to any material legal proceeding.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      In February and March 2006, the Company issued 1,198,272 shares of its Common Stock to four service providers in consideration of services rendered valued at $31,705

      The shares described above were sold or issued in transactions not involving a public offering and were issued without registration in reliance upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

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

Signature                Capacity                                  Date

/s/ Eliron Yaron         Chairman                                  May 22, 2006
----------------
Eliron Yaron             Principal Executive Officer
                         (and Principal Financial Accounting
                         Officer)