Form 10QSB
period 2006-06-30
SHELRON GROUP INC
filed 2006-08-11
CIK 1125903

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2006

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ___________________ to ____________________

                         COMMISSION FILE NUMBER: 0-31176

                               SHELRON GROUP INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


               DELAWARE                                   04-2968425
  ---------------------------------          -----------------------------------
    (State or other jurisdiction             (I.R.S. Employer Identification No)
  or incorporation or organization)

      29 BROADWAY, NEW YORK, NY                             10006
----------------------------------------                  ----------
(Address of principal executive offices)                  (Zip Code)

                                  212-836-4041
                           ---------------------------
                           (Issuer's telephone number)


      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO|_|

      Indicate by check mark whether registrant is a shell company (as defined in Rule 12-2 of the Exchange Act) Yes |_| No |X|

      The number of shares outstanding of the Registrant's Common Stock, $0.001 par value, as of the close of business on August 11, 2006 was 390,572,202.

      Transitional Small Business Disclosure Format (Check one) Yes |_| No |X|

                      SHELRON GROUP, INC. AND SUBSIDIARIES

                                      INDEX

Part I. FINANCIAL INFORMATION                                               Page

Item 1. Financial Statements:

Condensed Consolidated Balance Sheets at June 30, 2006 (Unaudited) and
December 31, 2005 (Audited)                                                  2

Condensed Unaudited Consolidated Statements of Operations for the six
and three months ended June 30, 2006 and 2005, and for the period from
August 21, 2001 (date of inception) through June 30, 2006                    3

Condensed Unaudited Consolidated Statements of Cash Flows for six months ended June 30, 2006 and 2005, and for the period from August 21, 2001
(date of inception) through June 30, 2006                                    4

Notes to Condensed Consolidated Financial Statements                         5

Item 2. Management's Discussion and Analysis or Plan of Operations          10

Item 3. Controls and Procedures                                             17

Part II. OTHER INFORMATION                                                  18

Item 1. Legal Proceedings                                                   18

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds         18

Item 3. Defaults upon Senior Securities                                     18

Item 4. Submission of Matters to a Vote of Security Holders                 18

Item 5. Other Information                                                   18

Item 6. Exhibits and Reports on Form 8-K                                    18

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

                       SHELRON GROUP INC. AND SUBSIDIARIES
                          (a development stage company)
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                    June 30, 2006   December 31, 2005
                                                                                    -------------   -----------------
                                                                                     (unaudited)        (audited)
Current Assets

            Cash                                                                     $   568,251       $   791,713
            Note receivable                                                                   --             6,350
            Accounts receivable                                                          119,493           324,437
            Other                                                                         20,458            37,783
                                                                                     -----------       -----------
                        Total Current Assets                                             708,202         1,160,283

Property and Equipment, net of accumulated depreciation of $122,071 and
            $103,983, respectively                                                       100,420           118,508

Intangible assets, net of amortization of $4,000 and $2,000, respectively                 36,000            38,000

Other asset                                                                               17,897            17,711

Deferred tax asset, net of valuation allowance of $1,424,000 and
          $1,289,000, respectively                                                            --                --
                                                                                     -----------       -----------
                        Total Assets                                                 $   862,519       $ 1,334,502
                                                                                     ===========       ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities:

            Accounts payable and accrued expenses                                    $    94,419       $   148,409
            Due to shareholder                                                           420,825           411,907
            Subscriptions payable                                                          6,000             6,000
            Deferred revenues                                                                 --            72,500
                                                                                     -----------       -----------
                        Total Current Liabilities                                        521,244           638,816
                                                                                     -----------       -----------

Common stock, subject to registration requirement, $0.001 par value,
            18,500,000 shares issued and outstanding                                          --         1,500,000
                                                                                     -----------       -----------

                                                                                              --         1,500,000
Stockholders' Equity (Deficiency)                                                    -----------       -----------

            Series A preferred stock $.001 par value per share,
                  Authorized 10,000,000 shares,
                  Issued and outstanding 1,000,000 shares                                  1,000             1,000
            Common stock, $.001 par value per share
                  Authorized 500,000,000 shares;
                  Issued and outstanding 386,149,627 shares and
                     364,987,531 shares, respectively                                    386,149           364,987
                  Additional paid-in capital                                           4,416,031         2,822,676
            Deficit accumulated during the development stage                          (4,461,905)       (3,992,977)
                                                                                     -----------       -----------
                            Total Stockholders' Equity (Deficiency)                      341,275          (804,314)
                                                                                     -----------       -----------

                        Total Liabilities and Stockholders' Equity (Deficiency)      $   862,519       $ 1,334,502
                                                                                     ===========       ===========

            See notes to condensed consolidated financial statements

                       SHELRON GROUP INC. AND SUBSIDIARIES
                          (a development stage company)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                                                 For the period from
                                              Six months ended June 30,           Three months ended June 30,      August 21, 2001
                                         --------------------------------      --------------------------------  (date of inception)
                                                                                                                       through
                                              2006               2005               2006               2005          June 30, 2006
                                                              (Restated)                            (Restated)
                                         -------------      -------------      -------------      -------------      -------------
Revenues                                 $     352,515      $      57,944      $     198,353      $      40,072      $     765,445
                                         -------------      -------------      -------------      -------------      -------------
Operating expenses:

    Consulting fees                            166,371            432,299             86,871             71,621          1,428,297
    Research and development                    73,828            185,298             39,111             85,989            555,598
    Employment compensation                     85,166             78,000             46,166             39,000            733,666
    Professional fees                           75,931             77,352             47,049             20,080            551,076
    Marketing and advertising                  263,542             82,168            143,990             57,138            749,107
    Office and general expenses                 76,004             61,887             45,720             29,644            377,647
    Rent                                        36,279             17,711             20,294              9,751            115,821
    Depreciation and amortization               20,089             19,294             10,043              9,892            141,072
    Insurance                                   22,500                 --             11,250                 --             45,000
    Bad debt expense                                --                 --                 --                 --              1,260
                                         -------------      -------------      -------------      -------------      -------------
      Total operating expenses                 819,710            954,009            450,494            323,115          4,698,544
                                         -------------      -------------      -------------      -------------      -------------
Loss from operations                          (467,195)          (896,065)          (252,141)          (283,043)        (3,933,099)

Other income (expense) -
    Interest expense                           (22,057)            (1,118)            (3,189)            (1,118)          (561,815)
    Interest income                             20,324             12,619             15,217              4,698             43,168
                                         -------------      -------------      -------------      -------------      -------------
      Total other income (expense)              (1,733)            11,501             12,028              3,580           (518,647)
                                         -------------      -------------      -------------      -------------      -------------
Net loss                                 $    (468,928)     $    (884,564)     $    (240,113)     $    (279,463)     $  (4,451,746)
                                         =============      =============      =============      =============      =============


Basic and diluted loss per share         $       (0.00)     $       (0.00)     $       (0.00)     $       (0.00)     $       (0.02)
                                         =============      =============      =============      =============      =============

Weighted average number of
    shares outstanding

   Basic and diluted                       384,692,936        336,003,682        385,331,619        338,374,336        203,070,936
                                         =============      =============      =============      =============      =============

            See notes to condensed consolidated financial statements

                       SHELRON GROUP INC. AND SUBSIDIARIES
                          (a development stage company)
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                                                            For the period from
                                                                                                              August 21, 2001
                                                                                                            (date of inception)
                                                                                  Six month ended June 30,        through
                                                                               ---------------------------        June 30,
                                                                                    2006           2005             2006
                                                                                                (Restated)
                                                                               -----------     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                       $  (468,928)    $  (884,564)    $(4,451,746)
Adjustments to reconcile net loss to net cash used in operating activities:
  Noncash revenue                                                                       --              --         (26,500)
  Consulting fees financed through note payable                                         --              --          30,000
  Noncash consulting, professional and advisory financial fees                     100,146         497,320       1,075,209
  Noncash expenses                                                                      --              --          55,745
  Amortization of original issue discount and beneficial conversion feature             --              --         545,976
  Amortization of deferred finance costs                                                --              --          15,000
  Depreciation                                                                       3,089           4,294          54,571
  Amortization                                                                      17,000          15,000          71,500
Changes in operating assets and liabilities:
   Decrease (increase) in accounts receivable                                      204,944         (77,100)       (119,493)
   Decrease (increase) in prepaid expenses                                          20,363          (8,385)        (10,452)
   Increase in other receivables                                                    (3,039)         (8,356)        (10,006)
   Increase (decrease) in accounts payable and accrued expenses                    (39,620)        (12,212)         94,009
   Increase in due to stockholder                                                    8,918          11,940         420,825
   Increase (decrease) in deferred revenues                                        (72,500)         45,000              --
                                                                               -----------     -----------     -----------
            Net cash used in operating activities                                 (229,627)       (417,063)     (2,255,362)
                                                                               -----------     -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                                   --         (13,587)        (31,991)
   Acquisition of software                                                              --              --        (150,000)
   Investment in trademarks and domains                                                 --         (40,000)        (40,000)
   Payment of security deposit                                                        (185)        (17,609)        (17,896)
                                                                               -----------     -----------     -----------
              Net cash used in investing activities                                   (185)        (71,196)       (239,887)
                                                                               -----------     -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of debentures                                                 --              --         512,000
   Proceeds from issuance of common stock                                               --       1,526,000       2,495,000
   Increase in stock subscriptions payable                                              --              --           6,000
   Payment of deferred finance fees                                                     --              --         (15,000)
   Proceeds from note receivable                                                     6,350          20,000          26,350
   Proceeds from notes payable                                                          --              --         105,150
   Payment of notes payable                                                             --         (61,000)        (66,000)
                                                                               -----------     -----------     -----------
              Net cash provided by financing activities                              6,350       1,485,000       3,063,500
                                                                               -----------     -----------     -----------

Net increase (decrease) in cash                                                   (223,462)        996,741         568,251

Cash at the beginning of period                                                    791,713          43,409              --
                                                                               -----------     -----------     -----------
Cash at the end of period                                                      $   568,251     $ 1,040,150     $   568,251
                                                                               ===========     ===========     ===========


SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:

Consulting fees financed through notes payable                                 $        --     $        --     $    30,000
=====================================================================          ===========     ===========     ===========
Consulting fee paid in exchange for series A preferred stock issuance          $        --     $        --     $     1,000
=====================================================================          ===========     ===========     ===========
Conversion of debentures and related interest to common stock                  $        --     $        --     $   583,960
=====================================================================          ===========     ===========     ===========
Consulting and professional fees paid in exchange
for shares of common stock                                                     $   100,146     $   172,996     $   749,885
=====================================================================          ===========     ===========     ===========
Financial advisory fees paid in exchange for shares of common stock            $        --     $   324,324     $   324,324
=====================================================================          ===========     ===========     ===========
Advertising fees paid in exchange for shares of common stock                   $        --     $        --     $    55,000
=====================================================================          ===========     ===========     ===========
Noncash dividend paid                                                          $        --     $        --     $    10,159
=====================================================================          ===========     ===========     ===========
Issuance of common stock for a note receivable                                 $        --     $     6,350     $    26,350
=====================================================================          ===========     ===========     ===========
Issuance of common stock for notes payables                                    $        --     $    42,650     $    42,650
=====================================================================          ===========     ===========     ===========
Issuance of common stock for accrued consulting fees                           $    14,372     $    12,500     $    26,872
=====================================================================          ===========     ===========     ===========

            See notes to condensed consolidated financial statements

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - GENERAL

The accompanying unaudited consolidated financial statements of Shelron Group, Inc. and subsidiaries (collectively the "Company") have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with instructions for Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Results of operations for the interim periods reported are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2006. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 2005 and notes thereto filed with the Securities and Exchange Commission in May 2006. The condensed balance sheet at December 31, 2005 has been derived from the Company's audited financial statements.

RESTATEMENT OF 2005 QUARTERLY CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Subsequent to the issuance of the Company's December 31, 2005 consolidated financial statements, and based upon a further evaluation of the factors utilized in determining the presentation of a January 2005 issuance of 18,500,000 shares of the Company's common stock to an accredited investor in exchange for gross proceeds in the amount of $1,500,000, the Company determined that the issued common stock had to be classified out of its permanent shareholders' equity as such shares were subject to registration penalties. On April 24, 2006, the penalties were eliminated and at such date, the issuance was classified as part of the Company's permanent shareholders' equity (See note 6). Accordingly, the Company's 2005 first quarterly condensed financial statements will be restated and will be filed in an amended Form 10-QSB.

In addition, the Company determined that revenues recognized from the consulting and management of advertising campaigns as provided by the Company during the three month periods ended June 30 2005 and September 30, 2005, in the amounts of $45,000 and $27,500, respectively, are to be deferred until actually collected by the Company in 2006. Accordingly, the Company's 2005 respective quarterly condensed consolidated financial statements will be restated and will be filed in amended Forms 10-QSB, with the resulting of the decrease of revenues and increase of net losses as reported for the respective periods and in the respective amounts.

The Company's financial statements for the six and three months ended June 30, 2005 were restated as described in the paragraph above. As a result, revenues decreased in both periods by $45,000 and net loss for both periods increased by $45,000 (less than $.01 per share).

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

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

PRINCIPLES OF CONSOLIDATION - The accompanying condensed consolidated financial statements include the accounts of Shelron Group Inc. and its wholly owned subsidiaries (collectively, the "Company"). All significant inter-company transactions have been eliminated.

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

The Company's revenue is comprised of service revenue, and consulting and management of advertising campaigns, all of which are ActiveShopper related.

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

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

EARNING (LOSS) PER SHARE - Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share gives effect to dilutive convertible securities, options, warrants and other potential common stock outstanding during the period, only in periods in which the effect is dilutive. The following securities have been excluded from the calculation of net loss per share, as their effect would be antidilutive:

                                                           2006         2005
                                                        ---------    ---------
  Series A preferred stock $.001 par value per share    1,000,000    1,000,000
   Options                                                675,000           --

STOCK-BASED COMPENSATION - In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 123R "Share Based Payment". This statement is a revision of SFAS Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest and will be reflected as compensation expense in the financial statements. This statement is effective for public entities that file as small business issuers, as of the beginning of the first interim or annual reporting period that begins after December 15, 2005, and as adopted by the Company commencing January 1, 2006.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS - In May 2005, the FASB issued SFAS Statement No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements" (SFAS 154). SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The provisions of SFAS 154 are effective for accounting changes and corrections of errors made in fiscal periods beginning after December 15, 2005. The adoption of the provisions of SFAS 154 is not expected to have a material impact on the Company's financial position or results of operations.

In February 2006, the FASB issued SFAS Statement No. 155, "Accounting for Certain Hybrid Financial Instruments", which amends SFAS No. 133 and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". SFAS 155 amends SFAS 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instruments. The adoption of the provisions of SFAS 155 is not expected to have a material impact on the Company's financial position or results of operations.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Management does not believe that any recent issued, but not yet effective, accounting standards if currently adopted would have a material affect on the accompanying financial statements.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has a history of losses with a deficit accumulated during the development stage from inception through June 30, 2006 of $4,461,905. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required. The outcome of these uncertainties cannot be assured.

The financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that management will be successful in implementing its business plan or that the successful implementation of such business plan will actually improve the Company's operating results.

In January 2005 and in July 2005, the Company received net proceeds of approximately $1,500,000 and $300,000, respectively, from the private placement of its securities. These financings are further discussed in Note 6 below. Management of the Company believes that available cash resources on hand and its ability to generate and collect revenues will enable the Company to maintain operations as presently conducted through fiscal year 2006. However, these may not be sufficient to support any unforeseen contingencies that may arise or permit the Company to take advantage of business opportunities that may arise.

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

NOTE 5 - DUE TO SHAREHOLDER

On August 9, 2005, the Company received written notice from Hull Services Ltd. ("Hull"), to whom the Company owes as of June 30, 2006 $420,825 in accrued compensation (which debt is recorded as a current liability) that Hull desires to convert the unpaid amount into shares of the Company's Common Stock. The Company's President and sole director is the principal shareholder of Hull. The Company and Hull are to discuss the terms of the conversion. The conversion is further subject to approval by the Company's board of directors. If the accrued compensation is converted, the Company will no longer have a repayment obligation relating to this amount

NOTE 6 - COMMON STOCK

PRIVATE PLACEMENTS

In January 2005, the Company privately placed 18,500,000 shares of its common stock par value $0.001 per share (the "Common Stock") with Mr. Joseph Corso, an accredited investor, for gross proceeds of $1.5 million pursuant to a subscription agreement dated January 4, 2005. Under the terms of the subscription agreement, the Company agreed to file a registration statement under the Securities Act of 1933, as amended covering the resale of the shares within 90 days of the closing date, which period was subsequently extended to December 31, 2005. If the Company was not to file the registration statement by such date, then it shall be liable for penalties. By December 31, 2005, the Company did not filed the registration statement and therefore, penalties incurred in the amount of 100,000 shares of Common Stock per each delaying month.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The incurring penalties, as measured at their fair value in the amount of $17,000, were charged to financial expenses for the three month period ended March 31, 2006. Their related current liability to the Company at March 31, 2006, was reclassified as contribution to capital on April 24, 2006, with the elimination of the penalties by the accredited investor at that date.

On April 24, 2006, Mr. Corso, executed a letter agreement with the Company to clarify and amend the subscription agreement and the financial advisory agreement, dated January 4, 2005 (the "Agreements"), a first extension letter, dated May 10, 2005 and a second extension letter, dated June 7, 2005 (the "Extension Letters"). The April 24, 2006 letter agreement serves to clarify the following: (i) that the Extension Letters were amendments to the Agreements which provided that all matters relating to the timing of the filing of the registration statement covering the shares issued to Mr. Corso under the Agreements are within the Company's control so that the Company can use its best efforts to file the registration statement; (ii) that Mr. Corso has irrevocably agreed not to rescind the Agreements, or otherwise demand repayment of the purchase price for the shares issued in connection with the Agreements due to Company's failure to register the shares as was contemplated in the Agreements; and that (iii) any references in the extension letters to penalties that may be triggered or accrue as a result of not filing on a timely basis are eliminated by this letter agreement. The $1.5 million gross proceeds received pursuant to the subscription agreement dated January 4, 2005, have been classified as permanent equity in the accompanying balance sheet in accordance with EITF D-98, on April 24, 2006.

In connection with this subscription agreement, the Company entered into a financial advisory agreement with Mr. Corso, pursuant to which the investor has provided the Company with general financial consulting services, including, assistance with capital-raising activities, and identification of possible merger and acquisition candidates. In consideration of such services, the Company paid the investor a one-time consulting fee of 4,000,000 shares of its Common Stock. The Company also undertook to file a registration statement covering the resale of these shares, by December 31, 2005. Financial advisory fees in the amount of $324,324 were charged to consulting expense in 2005.

In addition, in connection with the Corso subscription agreement described above, the Company entered into a finder's agreement pursuant to which the Company issued 850,000 shares of its Common Stock to an individual as compensation for that individual's services in introducing the Company to the investor and the consummation of the transaction described above. Finder's fees in the amount of $850 have been charged to equity.

On June 6, 2005, pursuant to signed subscription agreement, the Company sold 2,000,000 shares of Common Stock to an accredited investor for proceeds of $33,650 and a note receivable of $6,350 in the aggregate.

In July 2005, the Company privately placed 4,500,000 shares of its common stock par value $0.001 per share (the "Common Stock") with an accredited investor for gross proceeds of $300,000 pursuant to a subscription agreement dated July 16, 2005. The investor has been granted piggyback registration rights. In connection with this subscription agreement, the Company entered into a finder's agreement pursuant to which the Company issued 200,000 shares of its Common Stock to an individual as compensation for that individual's services in introducing the Company to the investor and the consummation of the transaction described above. Finder's fees in the amount of $200 have been charge to equity.

All of the above issuances of the Company's shares of Common Stock we effected without registration in reliance upon the exemption therefrom afforded by
Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.

ISSUANCE OF SHARES OF COMMON STOCK FOR SERVICES RECEIVED

During the six and three month periods ended June 30, 2006, the Company issued 2,010,479 and 1,463,824 shares of its Common Stock to three service providers in consideration of services rendered in the equivalent of $62,424 and $45,091 during the respective periods. In addition, the Company issued 651,617 shares of its Common Stock to three service providers in consideration of services rendered in the equivalent of $14,372, which were accrued at December 31, 2005.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7 - SHARE OPTION COMPENSATION

During the six and three month periods ended June 30, 2006, the Company granted 675,000 and 225,000 share options, respectively, to a consultant in connection with services provided by the consultant to the Company during the period commencing January 15, 2006 through May 15, 2006. According to the agreements entered into with the consultant, 150,000 share options were granted at the end of each one of the months from January through April 2006 and 75,000 share options were granted at May 15, 2006. Each of the share options vest each on its granting date. Share options exercise price was determined to be $0.04, with an expiration date of March 31, 2007. During the six and three periods ended June 30, 2006, consulting fees in the amount of $20,721 and $7,221, respectively, were charged to consulting expenses according to the fair value of each option as estimated under a Black-Scholes option pricing model. The weighted average grant-date fair value of the share options during the six months period ended June 30, 2006 is $0.031. As of June 30, 2006, no share options have been exercised.

NOTE 8 - REVENUES AND MAJOR CUSTOMERS

During the six and three month periods ended June 30, 2006, the Company earned and recognized revenues in the amount of $280,015 and $145,783, respectively, from the implementation of partnership agreements according to which traffic is directed to merchants' websites through ActiveShopper. In addition, the Company recognized revenues in the amount of $72,500 and $52,570, respectively, which were deferred at December 31, 2005 until such time they are actually collected, and which were generated from the management and consulting fees provided by the Company in connection with advertising campaigns based on ActiveShopper.

During the six and three month periods ended June 30, 2006, revenues generated from two customers accounted approximately 78% and 72% of total revenues accounted for the respective periods. These customers comprise approximately 94% of the Company's accounts receivables at June 30, 2006.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES RELATED TO THOSE STATEMENTS. SOME OF OUR DISCUSSION IS FORWARD-LOOKING AND INVOLVES RISKS AND UNCERTAINTIES. FOR INFORMATION REGARDING RISK FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, REFER TO THE RISK FACTORS SECTION OF THE ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2005 ON FORM 10-KSB.

OVERVIEW

Shelron Group, Inc. (the "Company", "we", "our", or "us") is a development stage company that develops business intelligence software and e-commerce advertising and comparative shopping software products and services. We released our initial product, ActiveShopper, in August 2004. ActiveShopper is a free software download that automatically scans, locates and compares prices for an item that a consumer selects at a third party e-commerce site and is designed to assist consumers in making informed purchase decisions by enabling them to find the items they are looking for, compare products, prices and stores, and buy from among thousands of online merchants. We have been and may continue working on additional versions of ActiveShopper that would provide additional functionality. We are also considering strategic acquisitions of synergistic technologies that management believes will enhance our market positioning.

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

Management believes that revenues shall increase as more users install ActiveShopper software. Although ActiveShopper is a free-download software, promoting it is essential, since there is no assurance that users may keep their ActiveShopper download on the long run.

In addition, since revenues are subjected to seasonal fluctuations then revenues levels cannot be sustained and growth is not assured.

We are considered a development stage company and have a limited operating history upon which an evaluation of our prospects can be made. As of June 30, 2006, we had an accumulated deficit of $4,461,905. Our prospects must therefore be evaluated in light of the problems, expenses, delays and complications associated with a development stage company.

RESTATEMENT OF 2005 QUARTERLY CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Subsequent to the issuance of the Company's December 31, 2005 consolidated financial statements, and based upon a further evaluation of the factors utilized in determining the presentation of a January 2005 issuance of 18,500,000 shares of the Company's common stock to an accredited investor in exchange for gross proceeds in the amount of $1,500,000, the Company determined that the issued common stock had to be classified out of its permanent shareholders' equity as such shares were subject to registration penalties. On April 24, 2006, the penalties were eliminated and at such date, the issuance was classified as part of the Company's permanent shareholders' equity (See note 6). Accordingly, the Company's 2005 first quarterly condensed financial statements will be restated and will be filed in an amended Form 10-QSB.

In addition, the Company determined that revenues recognized from the consulting and management of advertising campaigns as provided by the Company during the three month periods ended June 30 2005 and September 30, 2005, in the amounts of $45,000 and $27,500, respectively, are to be deferred until actually collected by the Company in 2006. Accordingly, the Company's 2005 respective quarterly condensed consolidated financial statements will be restated and will be filed in an amended Forms 10-QSB, with the resulting of the decrease of revenues and increase of net losses as reported for the respective periods and in the respective amounts.

The Company's financial statements for the six and three months ended June 30, 2005 were restated as described in the paragraph above. As a result, revenues decreased in both periods by $45,000 and net loss for both periods increased by $45,000 (less than $.01 per share).

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

EARNING (LOSS) PER SHARE - Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share gives effect to dilutive convertible securities, options, warrants and other potential common stock outstanding during the period, only in periods in which the effect is dilutive.

STOCK-BASED COMPENSATION - In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 123R "Share Based Payment". This statement is a revision of SFAS Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest and will be reflected as compensation expense in the financial statements. This statement is effective for public entities that file as small business issuers, as of the beginning of the first interim or annual reporting period that begins after December 15, 2005, and as adopted by the Company commencing January 1, 2006.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS - In May 2005, the FASB issued SFAS Statement No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements" (SFAS 154). SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The provisions of SFAS 154 are effective for accounting changes and corrections of errors made in fiscal periods beginning after December 15, 2005. The adoption of the provisions of SFAS 154 is not expected to have a material impact on the Company's financial position or results of operations.

In February 2006, the FASB issued SFAS Statement No. 155, "Accounting for Certain Hybrid Financial Instruments", which amends SFAS No. 133 and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". SFAS 155 amends SFAS 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instruments. The adoption of the provisions of SFAS 155 is not expected to have a material impact on the Company's financial position or results of operations.

Management does not believe that any recent issued, but not yet effective, accounting standards if currently adopted would have a material affect on the accompanying financial statements.


RESULTS OF OPERATIONS

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2006 TO THE SIX MONTHS ENDED JUNE 30, 2005 AND THE THREE MONTHS ENDED JUNE 30, 2006 TO THE THREE MONTHS ENDED JUNE 30, 2005


REVENUES AND MAJOR CUSTOMERS

For the six months ended June 30, 2006, our revenues were a total of $352,515, which were comprised of: (a) $280,015 generated from our partnership agreements pursuant to which we direct traffic to merchants' websites through our ActiveShopper software and website, and (b) consulting fees in connection with advertising campaigns based on ActiveShopper in the amount of $72,500 which were deferred at December 31, 2005 until such time they are actually collected by the Company. During the six month period ended June 30, 2006, revenues generated from two customers accounted approximately 78% of total revenues accounted for the period. These customers comprise approximately 94% of the Company's accounts receivables at June 30, 2006.

Our revenues from directing traffic to merchants' websites through our ActiveShopper software and website for the six months ended June 30, 2006 increased 383% over our total revenues for the six months ended June 30, 2005. Such revenues were $57,944 primarily generated from an initial and early implementation of a partnership agreement according to which we directed traffic to merchants' websites through ActiveShopper.

For the three months ended June 30, 2006, our revenues were a total of $198,353, which were comprised of: (a) $145,783 generated from our partnership agreements pursuant to which we direct traffic to merchants' websites through our ActiveShopper software and website, and (b) consulting fees in connection with advertising campaigns based on ActiveShopper in the amount of $52,570 which were deferred at December 31, 2005 until such time they are actually collected provided by the Company. During the three month period ended June 30, 2006, revenues generated from two customers accounted approximately 72% of total revenues accounted for the period. For the three months ended June 30, 2005 our revenues were a total of $40,072 which were generated from a partnership agreement pursuant to which we directed traffic to merchants' websites through our ActiveShopper software.

Our revenues from directing traffic to merchants' websites through our ActiveShopper software and website for the three months ended June 30, 2006 increased 264% over our total revenues for the three months ended June 30, 2005

The increase in revenues is primarily attributable to increased activities through ActiveShopper, as a result of the Company's marketing efforts and additional functionality developed and launched for ActiveShopper on March 31, 2005.

OPERATING EXPENSES

Our operating expenses consist of salaries, consulting expenses, research and development, marketing and advertising and other expenses associated with the operations of our business.

For the six months ended June 30, 2006, our operating expenses were $819,710, a decrease of 14%, as compared to $954,009 for the six months ended June 30, 2005.

For the three months ended June 30, 2006, our operating expenses were $450,494 as compared to $323,115 the three months ended June 30, 2005. The increase in operating expenses is primarily attributable to the increase in marketing and advertising expenses.

CONSULTING

For the six month periods ended June 30, 2006 and 2005, our consulting expenses were $166,371 and $432,299, respectively. The decrease in consulting expenses is primarily due to a one-time consulting fee rendered in exchange for 4,000,000 shares of our common stock valued at $324,324 at the time of issuance in January 2005.

For the three month periods ended June 30, 2006 and 2005, our consulting expenses were $86,871 and $71,621, respectively.

RESEARCH AND DEVELOPMENT

Research and development expenses consist of subcontracting personnel and related expenses of research and development teams in Israel and abroad.

For the six month periods ended June 30, 2006 and 2005, our research and development expenses were $73,828 and $185,298, respectively.

For the three month periods ended June 30, 2006 and 2005, our research and development expenses were $39,111 and $85,989, respectively.

The decrease in research and development activities is primarily attributable to the successful completion of ActiveShopper software's first developing phase.

MARKETING AND ADVERTISING

Marketing and advertising expenses for the six month period ended June 30, 2006 were $263,542 and were principally comprised of promoting activities, and advertising campaigns relating to ActiveShopper which were primarily Internet based. Marketing and advertising expenses for the six month period ended June 30, 2005 amounted to $82,168 and comprised advertising campaigns Internet based and Company's adverting through radio commercials.

For three months periods ended June 30, 2006 and 2005, our marketing and advertising expenses were $143,990 and $57,138, respectively.

The increase in marketing and advertising expenses is principally attributable to increased current efforts to further promote ActiveShopper and its directing of traffic to merchants' websites.

Insurance

Insurance consists of a Directors and Officers policy that was acquired on July 1, 2005. For the six and three months ended June 20, 3006, insurance expense amounted to $22,500 and $11,250, respectively.

Rent

We maintain an office at 29 Broadway, New York. We also lease an apartment in New York from an unaffiliated party for approximately $2,700 per month. In addition, on May 30, 2005, we began leasing approximately 180 square meters of office space at 22 a Raul Wallenberg Street, Tel Aviv, Israel from an unaffiliated party for approximately $2,400 per month in addition to certain occupancy and office maintenance costs. The offices in Tel Aviv serve for the conducting of research and development operations by our subsidiary in Israel.

Rent expense for the six months ended June 30, 2006 and 2005 totaled $36,279 and $17,711, respectively. Rent expense for the three months ended June 30, 2006 and 2005 totaled $20,294 and $9,751, respectively.

The increase in rent expenses for the comparative periods is primarily attributable to additional rent expenses in connection with the offices leased in Tel Aviv commencing May 30, 2005.

NET LOSS

During the six month periods ended June 30, 2006 and 2005, we reported a net loss of $468,928 and $884,564, respectively, for the reasons stated above.

During the three month periods ended June 30, 2006 and 2005, we reported a net loss of $240,113 and $279,463, respectively, for the reasons stated above.

LIQUIDITY AND CAPITAL RESOURCES

To date we have financed our operations primarily from cash generated though the sale of our common stock in private placements as well as from cash generated from collected revenues earned from our operations. In January 2005 and July 2005, we raised gross proceeds of $1,500,000 and $300,000, respectively, from the private placement to an investor of 18,500,000 and 4,500,000 shares of our Common Stock, respectively.

As of June 30, 2006, we had a cash balance of $568,251 and current accounts receivables of $119,493.

Cash used in operating activities was $229,627 for the six month period ended June 30, 2006 as compared to $417,063 for the six month period ended June 30, 2005. The decrease in the operating cash used is primarily attributable to funding the net loss for the period.

Cash generated from financing activities was $6,350 during the six month period ended June 30, 2006 as compared to $1,485,000 during the six month period ended June 30, 2005. The cash provided by financing activities consisted of the collection of a note receivable in the 2006 period. The cash provided by financing activities in the 2005 period consisted primarily in proceeds from the issuance of common stock in January 2005.

We believe our existing cash resources and our ability to generate and collect revenues, will be sufficient to maintain current operations through fiscal year 2006.

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

In the event that we require additional capital, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. The incurrence of indebtedness would result in an increase in our fixed obligations and could result in borrowing covenants that would restrict our operations. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. If financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our products or services, or, we may potentially not be able to continue business activities. Any of these events could have a material and adverse effect on our business, results of operations and financial condition.

ITEM 3. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within 90 days of the filing date of this report. In designing and evaluating the Company's disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the Company's chief executive officer and chief financial officer concluded that as of June 30, 2006, the Company's disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company's chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROLS

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material errors. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations on all internal control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of internal control is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Over time, controls may become inadequate because of changes in circumstances, and/or the degree of compliance with the policies and procedures may deteriorate. Because of the inherent limitations in a cost effective internal control system, financial reporting misstatements due to error or fraud may occur and not be detected on a timely basis.

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in the above paragraph.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDING

We are not a party to any material legal proceeding.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2006, we issued unregistered securities as follows:

      In April, May and June 2006, the Company issued a total of 1,463,824 shares of its Common Stock to three service providers in consideration of services rendered valued at $45,091.

      The shares described above were issued in transactions not involving a public offering and were issued without registration in reliance upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. The Company had reasonable grounds to believe immediately prior to issuing such shares, and did in fact believe, when such shares were issued, that such services providers were acquiring the shares for investment and not with a view to distribution. The shares were issued without the benefit of registration. An appropriate restrictive legend is imprinted upon each of the certificates representing such shares. All such stock issuances were effected without the aid of underwriters, and no sales commissions were paid.


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

      Signature             Capacity                             Date

      /s/ Eliron Yaron      Chairman, Principal Executive        August 11, 2006
      ----------------      Officer (and Principal Financial
      Eliron Yaron          Accounting Officer)