Form 10QSB/A
period 2005-03-31
SHELRON GROUP INC
filed 2006-10-20
CIK 1125903

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-QSB / A

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2005

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

                         Commission File Number: 0-31176

                               Shelron Group Inc.
                               ------------------
        (Exact name of small business issuer as specified in its charter)

                Delaware                                          04-2968425
                --------                                          ----------
     (State or other jurisdiction or                           (I.R.S. Employer
     incorporation or organization)                           Identification No)

        29 Broadway, New York, NY                                    10006
        -------------------------                                    -----
(Address of principal executive offices)                          (Zip Code)

                                  212-836-4041
                                  ------------
                           (Issuer's telephone number)

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

      Transitional Small Business Disclosure Format (Check one) Yes |_| No |X|

                                EXPLANATORY NOTE

Subsequent to the issuance of the Company's December 31, 2005 consolidated financial statements, and based upon a further evaluation of the factors utilized in determining the presentation of a January 2005 issuance of 18,500,000 shares of the Company's common stock to an accredited investor in exchange for gross proceeds in the amount of $1,500,000, the Company determined that the issued common stock had to be classified out of its permanent shareholders' equity as such shares were subject to registration penalties commencing June 7, 2005. On April 24, 2006, the penalties were eliminated and at such date, the issuance was classified as part of the Company's permanent shareholders' equity. The shares had originally been classified, on January 2005, as permanent equity and therefore the Company's 2005 first quarterly condensed financial statements are restated herein and filed in this amended Form 10-QSB/A for the three month period ended March 31, 2005.

                      SHELRON GROUP, INC. AND SUBSIDIARIES

                                      INDEX

                                                                            Page
                                                                            ----
Part I. FINANCIAL INFORMATION

Item 1. Financial Statements:
Condensed Consolidated Balance Sheet at March 31, 2005                         2
Condensed Consolidated Statement of Operations for the three months ended March 31, 2005 and 2004, and for the period from August 21, 2001
  (date of inception) through March 31, 2005                                   3
Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2005 and 2004, and for the period from August 21, 2001
  (date of inception) through March 31, 2005                                   4
Notes to Condensed Consolidated Financial Statements                           5
Item 2. Management's Discussion and Analysis or Plan of Operations             9
Item 3. Controls and Procedures                                               13

Part II. OTHER INFORMATION

Item 1. Legal Proceedings                                                     13
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds           13
Item 3. Defaults upon Senior Securities                                       14
Item 4. Submission of Matters to a Vote of Security Holders                   14
Item 5. Other Information                                                     14
Item 6. Exhibits and Reports on Form 8-K                                      14

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

                       SHELRON GROUP INC. AND SUBSIDIARIES
                          (a development stage company)

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                         March 31, 2005   December 31, 2004
                                                                         --------------   -----------------
                                                                           (unaudited)        (audited)
                                     ASSETS
Current Assets
  Cash                                                                    $ 1,324,242        $    43,409
  Note receivable                                                                  --             20,000
  Accounts receivable                                                          12,717              7,482
                                                                          -----------        -----------
    Total Current Assets                                                    1,336,959             70,891

Property and Equipment, net of accumulated depreciation of $76,045 and
  $66,643, respectively                                                       130,142            139,544

Deferred tax asset, net of valuation allowance of $958,000 and
  $728,000, respectively                                                           --                 --
                                                                          -----------        -----------
    Total Assets                                                          $ 1,467,101        $   210,435
                                                                          ===========        ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:

  Accounts payable and accrued expenses                                   $   148,594        $   153,822
  Due to shareholder                                                          386,267            371,026
  Subscriptions payable                                                        15,000              6,000
  Notes and loans payable                                                      33,650            103,650
  Debentures payable                                                           81,450             81,450
                                                                          -----------        -----------
    Total Current Liabilities                                                 664,961            715,948
                                                                          -----------        -----------
Common Stock, subject to registration requirement, $0.001 par value,
  18,500,000 shares issued and outstanding                                  1,500,000                 --
                                                                          -----------        -----------
                                                                            1.500,000                 --
                                                                          -----------        -----------
Stockholders' Deficiency:

  Series A preferred stock $.001 par value,
    Authorized 10,000,000 shares,
    Issued and outstanding 1,000,000 shares                                     1,000              1,000
  Common stock, par value $.001 per share
    Authorized 500,000,000 shares;
    Issued and outstanding 317,586,782 shares and
    310,344,093 shares, respectively                                          317,586            310,344
  Additional paid-in capital                                                2,104,809          1,699,298
  Deficit accumulated during the development stage                         (3,121,255)        (2,516,155)
                                                                          -----------        -----------
    Stockholders' Deficiency                                                 (697,860)          (505,513)
                                                                          -----------        -----------
      Total Liabilities and Stockholders' Deficiency                      $ 1,467,101        $   210,435
                                                                          ===========        ===========

See notes to condensed consolidated financial statements

                       SHELRON GROUP INC. AND SUBSIDIARIES
                          (a development stage company)

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                   For the period from
                                  Three Months ended March 31,       August 21, 2001
                                  ----------------------------     (date of inception)
                                      2005           2004        through March 31, 2005
                                  -------------   ------------   ----------------------
Revenue                            $     17,872   $         --        $    56,542
                                   ------------   ------------        -----------
Operating Expenses:
  Consulting fees                       459,987          6,790          1,305,229
  Employment compensation                39,000         39,000            531,500
  Professional fees                      57,272          2,342            340,321
  Marketing and advertising              25,030             --            145,154
  Office and general expenses            32,242         16,708            185,803
  Rent                                    7,960          3,000             37,714
  Depreciation and amortization           9,402          3,831             91,045
  Interest expense                           --            611            537,533
  Bad debt expense                           --             --              1,260
                                   ------------   ------------        -----------
Total Operating Expenses                630,893         72,282          3,175,559
                                   ------------   ------------        -----------
Net operating loss                     (613,021)       (72,282)        (3,119,017)

Other income
  Interest income                         7,921             --              7,921
                                   ------------   ------------        -----------
Net loss                           $   (605,100)  $    (72,282)       $(3,111,096)
                                   ============   ============        ===========
Net loss per share -
  Basic & diluted                  $      (0.00)  $      (0.00)       $     (0.08)
                                   ============   ============        ===========
Weighted average number of
  shares outstanding -
  Basic and diluted                 333,405,891    227,127,664         40,600,229
                                   ============   ============        ===========

See notes to condensed consolidated financial statements

                       SHELRON GROUP INC. AND SUBSIDIARIES
                          (a development stage company)

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                      For the period from
                                                     Three Months ended March 31,       August 21, 2001
                                                     ----------------------------     (date of inception)
                                                         2005           2004        through March 31, 2005
                                                     ------------   -------------   ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                            $ (605,100)    $  (72,282)         $(3,111,096)
                                                      ----------     ----------          -----------
  Adjustments to reconcile net loss to
    net cash used in operating activities:
    Noncash revenue                                           --             --              (26,500)
    Consulting fees financed through note payable             --             --               30,000
    Noncash consulting and financial advisory fees       386,753             --              652,746
    Noncash expenses                                          --             --               55,745
    Amortization of original issue discount
      and beneficial conversion feature                       --             --              545,976
    Amortization of deferred finance costs                    --             --               15,000
    Depreciation                                           1,902          3,831               46,045
    Amortization                                           7,500             --               30,000
  Changes in operating assets and liabilities:
    Increase in accounts receivable                       (5,235)            --              (12,717)
    (Decrease) Increase in accounts payable
      & accrued expenses                                  (5,228)       (45,426)             121,313
    Increase in due to stockholder                        15,241         39,000              386,267
                                                      ----------     ----------          -----------
      Net cash used in operating activities           $ (204,167)    $  (74,877)         $(1,267,221)
                                                      ----------     ----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of property and equipment                          --         (2,350)             (15,687)
  Acquisition of software                                     --             --             (150,000)
                                                      ----------     ----------          -----------
      Net cash used in investing activities                   --         (2,350)            (165,687)
                                                      ----------     ----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from issuance of debentures                        --             --              512,000
  Proceeds from issuance of common stock               1,526,000         77,000            2,195,000
  Increase in stock subscriptions payable                     --             --                6,000
  Payment of deferred finance fees                            --             --              (15,000)
  Proceeds from note receivable                           20,000             --               20,000
  Proceeds from notes payable                                 --        150,000              105,150
  Payments on notes payable                              (61,000)        (5,000)             (66,000)
                                                      ----------     ----------          -----------
      Net cash provided by financing activities        1,485,000        222,000            2,757,150
                                                      ----------     ----------          -----------
INCREASE IN CASH                                       1,280,833        144,773            1,324,242
CASH - BEGINNING OF PERIOD                                43,409         12,743                   --
                                                      ----------     ----------          -----------
CASH - END OF PERIOD                                  $1,324,242     $  157,516          $ 1,324,242
                                                      ==========     ==========          ===========

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:

Consulting fees financed through notes payable        $       --     $       --          $    30,000
                                                      ==========     ==========          ===========
Consulting fees paid in exchange for series A
  preferred stock issuance                            $       --     $       --          $     1,000
                                                      ==========     ==========          ===========
Conversion of debentures and related interest to
  common stock                                        $       --     $  200,200          $   502,510
                                                      ==========     ==========          ===========
Consulting fees paid in exchange for shares of
  common stock                                        $   62,429     $       --          $   327,422
                                                      ==========     ==========          ===========
Financial advisory fee paid in exchange for shares
  of common stock                                     $  324,324     $       --          $   324,324
                                                      ==========     ==========          ===========
Advertising fees paid in exchange for shares of
  common stock                                        $       --     $       --          $    55,000
                                                      ==========     ==========          ===========
Noncash dividend paid                                 $       --     $       --          $    10,159
                                                      ==========     ==========          ===========
Issuance of common stock for a note receivable        $       --     $       --          $    20,000
                                                      ==========     ==========          ===========
Conversion of note payable to subscription payable    $    9,000     $       --          $     9,000
                                                      ==========     ==========          ===========

See notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL

The accompanying unaudited condensed consolidated financial statements of Shelron Group Inc. and subsidiaries (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with instructions for Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2005. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 2004 and notes thereto filed with the Securities and Exchange Commission in April 2005.

Restatement of Quarterly Condensed Consolidated Financial Statements for the period ended March 31, 2005

Subsequent to the issuance of the Company's December 31, 2005 consolidated financial statements, and based upon a further evaluation of the factors utilized in determining the presentation of a January 2005 issuance of 18,500,000 shares of the Company's common stock to an accredited investor in exchange for gross proceeds in the amount of $1,500,000, the Company determined that the issued common stock had to be classified out of its permanent shareholders' equity as such shares were subject to registration penalties commencing June 7, 2005. Accordingly, the Company's 2005 first quarterly condensed financial statements are restated and filed in an amended Form 10-QSB.

On April 24, 2006, the penalties were eliminated and at such date, the issuance was classified as part of the Company's permanent shareholders' equity.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company's revenue is comprised of service revenue, which is ActiveShopper related.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In January 2005, the Company received net proceeds of approximately $1,500,000 from the private placement of its securities further discussed in Note 4 below. Management of the Company believes that available cash resources on hand will enable the Company to maintain operations as presently conducted through March 31, 2006. However, these cash resources may not be sufficient to support any unforeseen contingencies that may arise or permit the Company to take advantage of business opportunities that may arise.

NOTE 4 - COMMON STOCK

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 5 - REVENUES AND MAJOR CUSTOMER

During the three month period ended March 31, 2005, the Company earned and recognized revenues in the amount of $17,872 from the implementation of a partnership agreement according to which traffic is directed to merchants' websites through ActiveShopper.

During the three month period ended March 31, 2005, revenues generated from one customer accounted 100% of total revenues accounted for the period. This customer comprises 100% of the Company's accounts receivables at March 31, 2005.

NOTE 6 - SUBSEQUENT EVENTS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Overview

Shelron Group, Inc. (the "Company", "we", "our", or "us") is a development stage company that develops business intelligence software and advertising and comparative shopping software products and services. We released our initial product, ActiveShopper, in August 2004 ("ActiveShopper"). ActiveShopper is a free software download that automatically scans, locates and compares prices for an item that a consumer selects at an e-commerce site.

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

Restatement of Quarterly Condensed Consolidated Financial Statements for the period ended March 31, 2005

Subsequent to the issuance of the Company's December 31, 2005 consolidated financial statements, and based upon a further evaluation of the factors utilized in determining the presentation of a January 2005 issuance of 18,500,000 shares of the Company's common stock to an accredited investor in exchange for gross proceeds in the amount of $1,500,000, the Company determined that the issued common stock had to be classified out of its permanent shareholders' equity as such shares were subject to registration penalties commencing June 7, 2005. Accordingly, the Company's 2005 first quarterly condensed financial statements are restated and filed in an amended Form 10-QSB.

On April 24, 2006, the penalties were eliminated and at such date, the issuance was classified as part of the Company's permanent shareholders' equity.

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

Functional currency - The currency of the primary economic environment in which we operate is conducted is the U.S. dollar, which is used as our functional and reporting currency.

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

Revenue Recognition - We recognize revenue in accordance with Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition in Financial Statements". Under SAB No.104, we recognize revenue when the following criteria have been met: persuasive evidence of an arrangement exists, the fees are fixed and determinable, no significant Company obligations remain and collection of the related receivable is reasonable assured.

The Company's revenue is comprised of service revenue, which is ActiveShopper related.

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

When the above revenue recognition criteria are not met at the time service, consulting and management of campaigns are provided, we record deferred revenue.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2005 TO THE THREE MONTHS ENDED MARCH 31, 2004

Revenues

For the three months ended March 31, 2005, our revenues were $17,872 and were primarily generated from an initial and early implementation of a partnership agreement according to which we direct traffic to merchants' websites through ActiveShopper. For the three months ended March 31, 2004, there were no revenues.

During the three month period ended March 31, 2005, revenue generated from one customer accounted 100% of total revenues accounted for the period. This customer comprises 100% of the Company's accounts receivables at March 31, 2005.

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

Operating Expenses

For the three months ended March 31, 2005, our general and administrative expenses were $630,893 as compared to $72,282 for the three months ended March 31, 2004. Management attributes the increase in general and administrative expenses primarily to a one-time consulting fee rendered in exchange for 4,000,000 shares of our common stock valued at $324,324 at the time of issuance, to the increase in consulting fees in connection with the development of ActiveShopper, and to the increase in professional fees and marketing and advertising expenses in connection therewith.

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

During the three month ended March 31, 2005, our consolidated cash increased by $1,280,833 from $43,409 at December 31, 2004 to $1,324,242 at March 31, 2005.
The increase in our consolidated cash and working capital is primarily attributable to the above referred private placement in January 2005.

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

ITEM 1. LEGAL PROCEEDINGS

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

Signature                      Capacity                          Date
---------                      --------                          ----


/s/ Eliron Yaron   Chairman, Principal Executive            October 20, 2006
----------------   Officer (and Principal Financial
Eliron Yaron       Accounting Officer)