Form 10QSB/A
period 2005-06-30
SHELRON GROUP INC
filed 2006-10-20
CIK 1125903

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

For the transition period from ___________ to ___________

                         Commission File Number: 0-31176

                               Shelron Group Inc.
                               ------------------
        (Exact name of small business issuer as specified in its charter)

              Delaware                                  04-2968425
              --------                                  ----------
  (State or other jurisdiction or          (I.R.S. Employer Identification No)
   incorporation or organization)

      29 Broadway Avenue, New York                         10006
      ----------------------------                         -----
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

                                EXPLANATORY NOTE

Subsequent to the issuance of the Company's December 31, 2005 consolidated financial statements, and based upon a further evaluation of the factors utilized in determining the presentation of a January 2005 issuance of 18,500,000 shares of the Company's common stock to an accredited investor in exchange for gross proceeds in the amount of $1,500,000, the Company determined that the issued common stock had to be classified out of its permanent shareholders' equity as such shares were subject to registration penalties commencing June 7, 2005. On April 24, 2006, the penalties were eliminated and at such date, the issuance was classified as part of the Company's permanent shareholders' equity. The shares had originally been classified, on January 2005, as permanent equity and therefore the Company's second quarterly condensed financial statements are restated herein and filed in this amended Form 10-QSB/A for the six and three month period ended June 30, 2005.

In addition, the Company determined that revenue recognized from the consulting and management of advertising campaigns provided by the Company during the three month periods ended June 30, 2005 in the amount of $45,000 is to be deferred until actually collected by the Company in 2006. Accordingly, the Company's second quarterly condensed consolidated financial statements are restated herein and filed in this amended Form 10-QSB/A for the six and three month periods ended June 30, 2005, resulting in a decrease in revenues and an increase in the net losses as reported in the respective periods in the amount of $45,000.

                      SHELRON GROUP, INC. AND SUBSIDIARIES

                                      INDEX

                                                                            Page
                                                                            ----
Part I. FINANCIAL INFORMATION

Item 1. Financial Statements:
Condensed Consolidated Balance Sheet at June 30, 2005                         2
Condensed Consolidated Statement of Operations for the six and three months ended June 30, 2005 and 2004, and for the period from August
  21, 2001 (date of inception) through June 30, 2005                          3
Condensed Consolidated Statement of Cash Flows for the six months ended
  June 30, 2005 and 2004, and for the period from August 21, 2001 (date
  of inception) through June 30, 2005                                         4
Notes to Condensed Consolidated Financial Statements                          5
Item 2. Management's Discussion and Analysis or Plan of Operations           10
Item 3. Controls and Procedures                                              14

Part II. OTHER INFORMATION                                                   15

Item 1. Legal Proceedings                                                    15
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds          15
Item 3. Defaults upon Senior Securities                                      15
Item 4. Submission of Matters to a Vote of Security Holders                  15
Item 5. Other Information                                                    15
Item 6. Exhibits and Reports on Form 8-K                                     15

Signatures

Certification

                           FORWARD LOOKING STATEMENTS

This report may include forward-looking statements. Shelron Group Inc. and subsidiaries (collectively, the "Company") has based these forward-looking statements on its current expectations and projections about future events. Forward-looking statements can be identified in this report based upon the usage of such words or phrases as "anticipate," "believe," "estimate," "expect," "intend," "may be," "objective," "plan," "predict," "project" and "will be" and similar words or phrases, or the negative thereof. These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Although the Company believes the expectations reflected in its forward-looking statements are based upon reasonable assumptions, it can give no assurance that it will attain these expectations or that any deviations will not be material. Except as otherwise required by the federal securities laws, the Company disclaims any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this report to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

                       SHELRON GROUP INC. AND SUBSIDIARIES
                          (a development stage company)

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                         June 30, 2005   December 31, 2004
                                                                         -------------   -----------------
                                                                          (unaudited)        (audited)
                                ASSETS

Current Assets
  Cash                                                                    $ 1,040,150       $    43,409
  Note receivable                                                               6,350            20,000
  Accounts receivable                                                          84,582             7,482
  Other                                                                        16,741                --
                                                                          -----------       -----------
    Total Current Assets                                                    1,147,823            70,891

Property and Equipment, net of accumulated depreciation of $85,937 and
  $66,643, respectively                                                       133,837           139,544

Other assets                                                                   57,609                --

Deferred tax asset, net of valuation allowance of $1,047,000
  and $728,000, respectively                                                       --                --
                                                                          -----------       -----------
    Total Assets                                                          $ 1,339,269       $   210,435
                                                                          ===========       ===========
               LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
  Accounts payable and accrued expenses                                   $   129,108       $   153,822
  Due to shareholder                                                          382,966           371,026
  Subscriptions payable                                                         6,000             6,000
  Notes and loans payable                                                          --           103,650
  Debentures payable                                                           81,450            81,450
  Deferred revenue                                                             45,000                --
                                                                          -----------       -----------
    Total Current Liabilities                                                 644,524           715,948
Common Stock, subject to registration requirement, $0.001 par
  value, 18,500,000 shares issued and outstanding                           1,500,000                --
                                                                          -----------       -----------
                                                                            1.500,000                --
                                                                          -----------       -----------
Stockholders' Deficiency:

  Series A preferred stock $.001 par value per share,
    Authorized 10,000,000 shares,
    Issued and outstanding 1,000,000 shares                                     1,000             1,000
  Common stock, $.001 par value per share
    Authorized 500,000,000 shares;
    Issued and outstanding 323,673,119 shares and
    310,344,093 shares, respectively                                          323,673           310,344
  Additional paid-in capital                                                2,270,791         1,699,298
  Deficit accumulated during the development stage                         (3,400,719)       (2,516,155)
                                                                          -----------       -----------
      Stockholders' Deficiency                                               (805,255)         (505,513)
                                                                          -----------       -----------
    Total Liabilities and Stockholders' Deficiency                        $ 1,339,269       $   210,435
                                                                          ===========       ===========

See notes to condensed consolidated financial statements

                       SHELRON GROUP INC. AND SUBSIDIARIES
                          (a development stage company)

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                                                  For the period
                                   Six Months ended June 30,    Three Months ended June 30,    from August 21, 2001
                                  ---------------------------   ---------------------------    (date of inception)
                                      2005           2004           2005           2004       through June 30, 2005
                                  ------------   ------------   ------------   ------------   ---------------------
Revenue                           $     57,944   $         --   $     40,072   $         --        $    96,614
                                  ------------   ------------   ------------   ------------        -----------
Operating Expenses:
  Consulting fees                      617,597         43,262        157,610         36,472          1,462,839
  Employment compensation               78,000         78,000         39,000         39,000            570,500
  Professional fees                     77,352         45,892         20,080         43,550            360,401
  Marketing and advertising             82,168             --         57,138             --            202,292
  Office and general expenses           61,887         37,365         29,644         20,657            215,448
  Rent                                  17,711          6,000          9,751          3,000             47,465
  Depreciation and amortization         19,294         15,162          9,892         11,331            100,937
  Interest expense                       1,118          1,847          1,118          1,236            538,651
  Bad debt expense                          --             --             --             --              1,260
                                  ------------   ------------   ------------   ------------        -----------
Total Operating Expenses               955,127        227,528        324,233        155,246          3,499,793
                                  ------------   ------------   ------------   ------------        -----------
Net operating loss                    (897,183)      (227,528)      (284,161)      (155,246)        (3,403,179)
Other income
  Interest income                       12,619             --          4,698             --             12,619
                                  ------------   ------------   ------------   ------------        -----------
Net loss                              (884,564)      (227,528)      (279,463)      (155,246)        (3,390,560)
                                  ============   ============   ============   ============        ===========
Net loss per share -
  Basic & diluted                 $      (0.00)  $      (0.00)  $      (0.00)  $      (0.00)       $     (0.07)
                                  ============   ============   ============   ============        ===========
Weighted average number of
  shares outstanding -
  Basic and diluted                335,903,838    259,814,957    338,374,336    291,703,488         48,689,247
                                  ============   ============   ============   ============        ===========

See notes to condensed consolidated financial statements

                       SHELRON GROUP INC. AND SUBSIDIARIES
                          (a development stage company)

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                                       For the period from
                                                                         Six Months ended June 30,       August 21, 2001
                                                                         -------------------------    (date of inception)
                                                                              2005         2004      through June 30, 2005
                                                                          -----------   ----------   ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                $ (884,564)   $(227,528)        $(3,390,560)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Noncash revenue                                                               --           --             (26,500)
    Consulting fees financed through note payable                                 --           --              30,000
    Noncash consulting and financial advisory fees                           497,320           --             763,313
    Noncash expenses                                                              --           --              55,745
    Amortization of original issue discount and beneficial
      conversion feature                                                          --           --             545,976
    Amortization of deferred finance costs                                        --           --              15,000
    Depreciation and amortization                                             19,294       15,162              85,937
  Changes in operating assets and liabilities:
    Increase in accounts receivable                                          (77,100)          --             (84,582)
    Increase in other current assets                                         (16,741)          --             (16,741)
    (Decrease) Increase in accounts payable & accrued expenses               (12,212)     (40,083)            114,329
    Increase in due to stockholder                                            11,940       69,251             382,966
    Increase in deferred revenue                                              45,000           --              45,000
                                                                          ----------    ---------         -----------
      Net cash used in operating activities                                 (417,063)    (183,198)         (1,480,117)
                                                                          ----------    ---------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                         (13,587)      (2,351)            (29,274)
  Acquisition of software                                                         --     (142,200)           (150,000)
  Investment in trademarks and domains                                       (40,000)          --             (40,000)
  Payment of security deposit                                                (17,609)          --             (17,609)
                                                                          ----------    ---------         -----------
      Net cash used in investing activities                                  (71,196)    (144,551)           (236,883)
                                                                          ----------    ---------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of debentures                                            --           --             512,000
  Proceeds from issuance of common stock                                   1,559,650      327,000           2,195,000
  Increase in stock subscriptions payable                                         --           --               6,000
  Payment of deferred finance fees                                                --           --             (15,000)
  Proceeds from note receivable                                               20,000           --              20,000
  Proceeds from notes payable                                                     --      150,000             105,150
  Payments on notes payable                                                  (61,000)      (5,000)            (66,000)
                                                                          ----------    ---------         -----------
      Net cash provided by financing activities                            1,485,000      472,000           2,757,150
                                                                          ----------    ---------         -----------
INCREASE IN CASH                                                             996,741      144,251           1,040,150
CASH - BEGINNING OF PERIOD                                                    43,409       12,743                  --
                                                                          ----------    ---------         -----------
CASH-END OF PERIOD                                                         1,040,150      156,994           1,040,150
                                                                          ==========    =========         ===========
SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:

Consulting fees financed through notes payable                            $       --    $      --         $    30,000
                                                                          ==========    =========         ===========
Consulting fees paid in exchange for series A preferred stock issuance    $       --    $      --         $     1,000
                                                                          ==========    =========         ===========
Conversion of debentures and related interest to common stock             $       --    $ 268,950         $   502,510
                                                                          ==========    =========         ===========
Consulting fees paid in exchange for shares of common stock               $  172,996    $      --         $   437,989
                                                                          ==========    =========         ===========
Financial advisory fee paid in exchange for shares of common stock        $  324,324    $      --         $   324,324
                                                                          ==========    =========         ===========
Advertising fees paid in exchange for shares of common stock              $       --    $      --         $    55,000
                                                                          ==========    =========         ===========
Noncash dividend paid                                                     $       --    $      --         $    10,159
                                                                          ==========    =========         ===========
Issuance of common stock for a note receivable                            $    6,350    $      --         $    26,350
                                                                          ==========    =========         ===========
Conversion of notes payable in exchange for shares of common stock        $   42,650    $      --         $    42,650
                                                                          ==========    =========         ===========
Conversion of accrued consulting fees in exchange for
  shares of common stock                                                  $   12,500    $      --         $    12,500
                                                                          ==========    =========         ===========

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

Restatement of Quarterly Condensed Consolidated Financial Statements for the period ended June 30, 2005

Subsequent to the issuance of the Company's December 31, 2005 consolidated financial statements, and based upon a further evaluation of the factors utilized in determining the presentation of a January 2005 issuance of 18,500,000 shares of the Company's common stock to an accredited investor in exchange for gross proceeds in the amount of $1,500,000, the Company determined that the issued common stock had to be classified out of its permanent shareholders' equity as such shares were subject to registration penalties. On April 24, 2006, the penalties were eliminated and at such date, the issuance was classified as part of the Company's permanent shareholders' equity. Accordingly, the Company's quarterly condensed financial statements for the six and three month period ended June 30, 2005 are restated and filed in an amended Form 10-QSB.

In addition, the Company determined that revenues recognized from the consulting and management of advertising campaigns as provided by the Company during the three month periods ended June 30 2005 in the amount of $45,000 are to be deferred until actually collected by the Company in 2006. Accordingly, the Company's quarterly condensed consolidated financial statements for the six and three month period ended June 30, 2005 are restated and filed in amended Forms 10-QSB, resulting in a decrease in revenues and an increase in the net losses as reported in the respective periods in the amount of $45,000.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company's revenue comprises service revenue and consulting, all of which are ActiveShopper related.

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

Consulting revenues primarily comprise consultancy provided in connection with customer's keyword portfolio and recommendations in connection with customer's media plan. In order to recognize consultancy revenue the following criteria must be met: an agreement must be signed by the customer, the signed agreement must specify the fees to be received, consultancy have been provided and accepted by the customer, no significant Company obligations remain and collectibility is probable.

When the above revenue recognition criteria are not met at the time service, consulting and management of campaigns are provided, the Company records deferred revenue.

Research and development - Costs incurred in connection with the research and development of the Company's products are expensed as incurred.

Marketing and advertising - Marketing and advertising costs are expensed as incurred.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has a history of losses with a deficit accumulated during the development stage from inception through June 30, 2005 of $3,400,719. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required. The outcome of these uncertainties cannot be assured.

The financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that management will be successful in implementing its business plan or that the successful implementation of such business plan will actually improve the Company's operating results.

In January 2005 and in July 2005, the Company received net proceeds of approximately $1,500,000 and $300,000, respectively, from the private placement of its securities. These financings are further discussed in Notes 6 and 7 below. Management of the Company believes that available cash resources on hand will enable the Company to maintain operations as presently conducted through June 30, 2006. However, these cash resources may not be sufficient to support any unforeseen contingencies that may arise or permit the Company to take advantage of business opportunities that may arise.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 5 - REVENUES AND MAJOR CUSTOMER

During the six month period ended June 30, 2005, the Company earned and recognized revenues in the amount of $57,944 from the implementation of partnership agreements according to which traffic is directed to merchants' websites through ActiveShopper.

During the six month period ended June 30, 2005, revenues generated from one customer accounted 99% of total revenues accounted for the period. This customer comprises 46% of the Company's accounts receivables at June 30, 2005.

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

Also in connection with the subscription agreement described above, the Company entered into a finder's agreement pursuant to which the Company issued 850,000 shares of its Common Stock to an individual as compensation for that individual's services in introducing the Company to the investor and the consummation of the transaction described above. Finder's fees in the amount of $850 have been charge to equity.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Issuance of shares of common stock for a note payable

During the six month period ended June 30, 2005 the Company issued 90,000 shares of its Common Stock to a holder of a note payable in the equivalent of $9,000.

NOTE 7 - SUBSEQUENT EVENTS

On July 16, 2005 the Company entered into a subscription agreement with an accredited investor (see Note 4) to purchase 4,500,000 shares of the Company's Common Stock for proceeds of $300,000 in the aggregate. The investor has been granted piggyback registration rights. The shares were sold in a transaction not involving a public offering and were issued without registration in reliance upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.

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

Restatement of Quarterly Condensed Consolidated Financial Statements for the period ended June 30, 2005

Subsequent to the issuance of the Company's December 31, 2005 consolidated financial statements, and based upon a further evaluation of the factors utilized in determining the presentation of a January 2005 issuance of 18,500,000 shares of the Company's common stock to an accredited investor in exchange for gross proceeds in the amount of $1,500,000, the Company determined that the issued common stock had to be classified out of its permanent shareholders' equity as such shares were subject to registration penalties. On April 24, 2006, the penalties were eliminated and at such date, the issuance was classified as part of the Company's permanent shareholders' equity. Accordingly, the Company's quarterly condensed financial statements for the six and three month period ended June 30, 2005 are restated and filed in an amended Form 10-QSB.

In addition, the Company determined that revenues recognized from the consulting and management of advertising campaigns as provided by the Company during the three month periods ended June 30 2005 in the amount of $45,000 are to be deferred until actually collected by the Company in 2006. Accordingly, the Company's quarterly condensed consolidated financial statements for the six and three month period ended June 30, 2005 are restated and filed in amended Forms 10-QSB, resulting in a decrease in revenues and an increase in the net losses as reported in the respective periods in the amount of $45,000.

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

The Company's revenue comprises service revenue and consulting, all of which are ActiveShopper related.

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

Consulting revenues primarily comprise consultancy provided in connection with customer's keyword portfolio and recommendations in connection with customer's media plan. In order to recognize consultancy revenue the following criteria must be met: an agreement must be signed by the customer, the signed agreement must specify the fees to be received, consultancy have been provided and accepted by the customer, no significant Company obligations remain and collectibility is probable.

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

Revenues

For the six and three months ended June 30, 2005, our revenues were $57,944 and $40,072, respectively, and were generated from the implementation of partnership agreements according to which we direct traffic to merchants' websites through ActivShopper. For the corresponding periods ended June 30, 2004, there were no revenues.

During the six month period ended June 30, 2005, revenues generated from one customer accounted 99% of total revenues accounted for the period. This customer comprises 46% of the Company's accounts receivables at June 30, 2005.

Research and development

Research and development expenses, as included in consulting fees, consist of subcontracting personnel and related expenses of research and development teams in Israel and abroad. For the six and three months ended June 30, 2005 our research and development expenses were $185,298 and $99,309, respectively, and these amounts included $101,498 and $43,930, respectively, non-cash expenses incurred by the issuance of shares of Common Stock for software development services rendered to the Company.

For the six and three months ended June 30, 2004, our research and development expenses were $28,325 and $9,715. The increase in research and development expenses in the 2005 periods is primarily attributable to the development of the initial release of ActiveShopper and subsequent enhancement features since the initial launching.

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

Net Loss

For the six and three months ended June 30, 2005 we reported a net loss of $884,564 and $279,463, respectively, as compared to a net loss of $227,528 and $155,246, respectively, for the six and three months period ended June 30, 2004. The decrease in net loss during the three month period ended June 30, 2005 is primarily attributable to decreased consulting fees and professional fees. The increase in net loss in the 2005 periods as compared to the 2004 periods is primarily due to a non-cash one-time consulting fee of 4,000,000 shares of our Common Stock valued at $324,324 at the time of issuance in January 2005 and the increase in our activities and operations in connection with ActiveShopper.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5. OTHER INFORMATION

Not Applicable.

ITEM 6. EXHIBITS

Exhibits
--------
31.1 Certification of Principal Executive Officer and Principal Financial Accounting Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

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

       Signature                     Capacity                       Date
       ---------                     --------                       ----


/s/ Eliron Yaron         Chairman, Principal Executive        October 20, 2006
----------------------   Officer (and Principal Financial
Eliron Yaron             Accounting Officer)