Form 10QSB/A
period 2005-09-30
SHELRON GROUP INC
filed 2006-10-20
CIK 1125903

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

                         Commission File Number: 0-31176

                               Shelron Group Inc.
                               ------------------
        (Exact name of small business issuer as specified in its charter)

                Delaware                                          04-2968425
                --------                                          ----------
     (State or other jurisdiction or                           (I.R.S. Employer
     incorporation or organization)                            dentification No)

   29 Broadway Avenue, New York, NY                                 10006
   --------------------------------                                 -----
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

                                EXPLANATORY NOTE

Subsequent to the issuance of the Company's December 31, 2005 consolidated financial statements, and based upon a further evaluation of the factors utilized in determining the presentation of a January 2005 issuance of 18,500,000 shares of the Company's common stock to an accredited investor in exchange for gross proceeds in the amount of $1,500,000, the Company determined that the issued common stock had to be classified out of its permanent shareholders' equity as such shares were subject to registration penalties commencing June 7, 2005. On April 24, 2006, the penalties were eliminated and at such date, the issuance was classified as part of the Company's permanent shareholders' equity. The shares had originally been classified, on January 2005, as permanent equity and therefore the Company's third quarterly condensed financial statements are restated herein and filed in this amended Form 10-QSB/A for the nine and three month periods ended September 30, 2005.

In addition, the Company determined that revenue recognized from the consulting and management of advertising campaigns provided by the Company during the three month periods ended September 30, 2005 and June 30, 2005, in the amounts of $27,500 and $45,000, respectively, are to be deferred until actually collected by the Company in 2006. Accordingly, third quarterly condensed consolidated financial statements are restated herein and filed in this amended Form 10-QSB/A, resulting in a decrease of revenues and an increase in the net losses as reported for the respective periods and in the respective amounts.

                      SHELRON GROUP, INC. AND SUBSIDIARIES

                                      INDEX

                                                                            Page
                                                                            ----
Part I. FINANCIAL INFORMATION

Item 1. Financial Statements:
Condensed Consolidated Balance Sheet at September 30, 2005                    2
Condensed Consolidated Statement of Operations for the nine and three months ended September 30, 2005 and 2004, and for the period
  from August 21, 2001 (date of inception) through September 30, 2005         3
Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2005 and 2004, and for the period from
  August 21, 2001 (date of inception) through September 30, 2005              4
Notes to Condensed Consolidated Financial Statements                          5
Item 2. Management's Discussion and Analysis or Plan of Operations           10
Item 3. Controls and Procedures                                              14

Part II. OTHER INFORMATION                                                   15

Item 1. Legal Proceedings                                                    15
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds          15
Item 3. Defaults upon Senior Securities                                      15
Item 4. Submission of Matters to a Vote of Security Holders                  15
Item 5. Other Information                                                    15
Item 6. Exhibits and Reports on Form 8-K                                     15

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

                       SHELRON GROUP INC. AND SUBSIDIARIES
                          (a development stage company)

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                         September 30, 2005   December 31, 2004
                                                                         ------------------   -----------------
                                                                             (unaudited)          (audited)
                                     ASSETS
Current Assets
  Cash                                                                       $ 1,034,452         $    43,409
  Note receivable                                                                  6,350              20,000
  Accounts receivable                                                            131,978               7,482
  Other                                                                           43,621                  --
                                                                             -----------         -----------
      Total Current Assets                                                     1,216,401              70,891

Property and Equipment, net of accumulated depreciation of $94,966 and
  $66,643, respectively                                                          124,968             139,544

Other assets                                                                      56,642                  --

Deferred tax asset, net of valuation allowance of $1,172,000 and
  $728,000, respectively                                                              --                  --
                                                                             -----------         -----------
      Total Assets                                                           $ 1,398,011         $   210,435
                                                                             ===========         ===========
                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
  Accounts payable and accrued expenses                                      $    86,956         $   153,822
  Due to shareholder                                                             400,407             371,026
  Subscriptions payable                                                            6,000               6,000
  Notes and loans payable                                                             --             103,650
  Debentures payable                                                              81,450              81,450
  Deferred revenues                                                               72,500                  --
                                                                             -----------         -----------
      Total Current Liabilities                                                  647,313             715,948

Common Stock, subject to registration requirement, $0.001 par value,
  18,500,000 shares issued and outstanding                                     1,500,000                  --
                                                                             -----------         -----------
                                                                               1.500,000                  --
Stockholders' Deficiency:
  Series A preferred stock $.001 par value per share,
    Authorized 10,000,000 shares,
    Issued and outstanding 1,000,000 shares                                        1,000               1,000
  Common stock, $.001 par value per share
    Authorized 500,000,000 shares;
    Issued and outstanding 332,187,531 shares and
    310,344,093 shares, respectively                                             332,187             310,344
  Additional paid-in capital                                                   2,675,026           1,699,298
  Deficit accumulated during the development stage                            (3,757,515)         (2,516,155)
                                                                             -----------         -----------
        Stockholders' Deficiency                                                (749,302)           (505,513)
                                                                             -----------         -----------
      Total Liabilities and Stockholders' Deficiency                         $ 1,398,011         $   210,435
                                                                             ===========         ===========

See notes to consolidated financial statements

                       SHELRON GROUP INC. AND SUBSIDIARIES
                          (a development stage company)

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                                                 For the period
                                                                                              from August 21, 2001
                                          Nine months                   Three months           (date of inception)
                                             ended                         ended                     through
                                         September 30,                 September 30,              September 30,
                                  ---------------------------   ---------------------------   --------------------
                                      2005           2004           2005           2004               2005
                                  ------------   ------------   ------------   ------------   --------------------
Revenue                           $    132,033   $         --   $     74,090   $         --       $   170,703
                                  ------------   ------------   ------------   ------------       -----------
Operating Expenses:
  Consulting fees                      700,282        109,341         82,684         66,079         1,545,524
  Employment compensation              125,528        117,000         47,528         39,000           618,028
  Professional fees                    172,225         11,090         94,873        (34,802)          455,274
  Marketing and advertising            216,010             --        133,841             --           336,134
  Office and general expenses           94,440         56,959         32,524         19,594           248,001
  Rent                                  36,662           (557)        18,951         (6,557)           66,416
  Depreciation and amortization         29,323         26,493         10,029         11,331           110,966
  Insurance                             15,000             --         15,000             --            15,000
  Interest expense                       1,926          2,333            809            486           539,459
  Bad debt expense                          --             --             --             --             1,260
                                  ------------   ------------   ------------   ------------       -----------
Total Operating Expenses             1,391,396        322,659        436,269         95,131         3,936,062
                                  ------------   ------------   ------------   ------------       -----------
Net operating loss                  (1,259,363)      (322,659)      (407,179)       (95,131)       (3,765,359)

Other income
  Interest income                       18,003             --          5,384             --            18,003
                                  ------------   ------------   ------------   ------------       -----------
Net loss                            (1,241,360)      (322,659)      (401,795)       (95,131)       (3,747,356)
                                  ============   ============   ============   ============       ===========
Net loss per share -
  Basic & diluted                 $      (0.00)  $      (0.00)  $      (0.00)  $      (0.00)      $     (0.07)
                                  ============   ============   ============   ============       ===========
Weighted average number of
  shares outstanding -
  Basic and diluted
                                   338,016,563    271,444,247    346,652,754    294,323,612        56,300,721
                                  ============   ============   ============   ============       ===========

See notes to condensed consolidated financial statements

                       SHELRON GROUP INC. AND SUBSIDIARIES
                          (a development stage company)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                                         For the period from
                                                                   Nine Months ended September 30,         August 21, 2001
                                                                   -------------------------------       (date of inception)
                                                                         2005             2004       through September 30, 2005
                                                                   ---------------   -------------   --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                                            (1,241,360)      (322,659)            (3,747,356)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Noncash revenue                                                           --             --                (26,500)
    Consulting fees financed through note payable                             --             --                 30,000
    Noncash consulting, professional and financial advisory fees         610,071             --                876,063
    Noncash expenses                                                          --             --                 55,745
    Amortization of original issue discount and beneficial
      conversion feature                                                      --             --                545,976
    Amortization of deferred finance costs                                    --             --                 15,000
    Depreciation and amortization                                         29,323         26,493                 95,966
  Changes in operating assets and liabilities:
    Increase in accounts receivable                                     (124,496)            --               (131,979)
    Increase in prepaid expenses                                         (33,161)            --                (33,161)
    Increase in other receivables                                        (10,460)            --                (10,460)
    (Decrease) Increase in accounts payable & accrued expenses           (54,366)       (80,453)                72,177
    Increase in due to stockholder                                        29,381         96,180                400,407
    Increase in deferred revenues                                         72,500             --                 72,500
                                                                     -----------      ---------            -----------
        Net cash used in operating activities                           (722,568)      (280,439)            (1,785,622)
                                                                     -----------      ---------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of property and equipment                                     (13,747)        (5,803)               (29,434)
  Acquisition of software                                                              (150,000)              (150,000)
  Investment in trademarks and domains                                   (40,000)            --                (40,000)
  Payment of security deposit                                            (17,642)            --                (17,642)
                                                                     -----------      ---------            -----------
        Net cash used in investing activities                            (71,389)      (155,803)              (237,076)
                                                                     -----------      ---------            -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from issuance of debentures                                        --             --                512,000
  Proceeds from issuance of common stock                               1,826,000        492,000              2,495,000
  Increase in stock subscriptions payable                                     --             --                  6,000
  Payment of deferred finance fees                                            --             --                (15,000)
  Proceeds from note receivable                                           20,000             --                 20,000
  Proceeds from notes payable                                                 --             --                105,150
  Payments on notes payable                                              (61,000)        (5,000)               (66,000)
                                                                     -----------      ---------            -----------
        Net cash provided by financing activities                      1,785,000        487,000              3,057,150
                                                                     -----------      ---------            -----------
INCREASE IN CASH                                                         991,043         50,758              1,034,452
CASH - BEGINNING OF PERIOD                                                43,409         12,743                     --
                                                                     -----------      ---------            -----------
CASH-END OF PERIOD                                                     1,034,452         63,501              1,034,452
                                                                     ===========      =========            ===========
SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:

Consulting fees financed through notes payable                       $        --      $      --            $    30,000
                                                                     ===========      =========            ===========
Consulting fees paid in exchange for series A preferred stock
  issuance                                                           $        --      $      --            $     1,000
                                                                     ===========      =========            ===========
Conversion of debentures and related interest to common stock        $        --      $ 268,950            $   502,510
                                                                     ===========      =========            ===========
Consulting fees paid in exchange for shares of common stock          $   285,747      $      --            $   550,739
                                                                     ===========      =========            ===========
Financial advisory fee paid in exchange for shares of common
  stock                                                              $   324,324      $      --            $   324,324
                                                                     ===========      =========            ===========
Advertising fees paid in exchange for shares of common stock         $        --      $      --            $    55,000
                                                                     ===========      =========            ===========
Noncash dividend paid                                                $        --      $      --            $    10,159
                                                                     ===========      =========            ===========
Issuance of common stock for a note receivable                       $     6,350      $  20,000            $    26,350
                                                                     ===========      =========            ===========
Conversion of notes payable in exchange for shares of common
  stock                                                              $    42,650      $      --            $    42,650
                                                                     ===========      =========            ===========
Conversion of accrued consulting fees in exchange for shares
  of common stock                                                    $    12,500             --            $    12,500
                                                                     ===========      =========            ===========

See notes to condensed consolidated financial statements

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

Restatement of 2005 Quarterly Condensed Consolidated Financial Statements

Subsequent to the issuance of the Company's December 31, 2005 consolidated financial statements, and based upon a further evaluation of the factors utilized in determining the presentation of a January 2005 issuance of 18,500,000 shares of the Company's common stock to an accredited investor in exchange for gross proceeds in the amount of $1,500,000, the Company determined that the issued common stock had to be classified out of its permanent shareholders' equity as such shares were subject to registration penalties. On April 24, 2006, the penalties were eliminated and at such date, the issuance was classified as part of the Company's permanent shareholders' equity. Accordingly, the Company's 2005 quarterly condensed financial statements for the period ended September 30, 2005 are restated and filed in an amended Form 10-QSB.

In addition, the Company determined that revenues recognized from the consulting and management of advertising campaigns as provided by the Company during the three month periods ended September 30 2005 and June 30, 2005, in the amounts of $27,500 and $45,000, respectively, are to be deferred until actually collected by the Company in 2006. Accordingly, the Company's 2005 respective quarterly condensed consolidated financial statements are restated and filed in amended Forms 10-QSB, resulting in a decrease of revenues and an increase in the net losses as reported for the respective periods and in the respective amounts.

The Company's financial statements for the nine and three months ended September 30, 2005 are restated as described in the paragraph above. As a result, revenues decreased by $72,500 and $27,500, respectively, and net losses increased by $72,500 and $27,500, respectively. (less than $.01 per share).

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has a history of losses with a deficit accumulated during the development stage from inception through September 30, 2005 of $3,757,515. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required. The outcome of these uncertainties cannot be assured.

The financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that management will be successful in implementing its business plan or that the successful implementation of such business plan will actually improve the Company's operating results.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 5 - REVENUES AND MAJOR CUSTOMER

During the nine month period ended September 30, 2005, the Company earned and recognized revenues in the amount of $74,090 from the implementation of partnership agreements according to which traffic is directed to merchants' websites through ActiveShopper.

During the nine month period ended September 30, 2005, revenues generated from one customer accounted approximately 97% of total revenues accounted for the period. This customer comprises approximately 42% of the Company's accounts receivables at September 30, 2005.

NOTE 6 - DUE TO SHAREHOLDER

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

NOTE 7 - COMMON STOCK

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

We are considered a development stage company and have a limited operating history upon which an evaluation of our prospects can be made. As of September 30, 2005, we had an accumulated deficit of $3,757,515. Our prospects must therefore be evaluated in light of the problems, expenses, delays and complications associated with a development stage company.

We have been engaged in the on-line shopping business since March 2004. Prior to that time, we were engaged in the field of designing and developing business applications software.

Restatement of 2005 Quarterly Condensed Consolidated Financial Statements

Subsequent to the issuance of the Company's December 31, 2005 consolidated financial statements, and based upon a further evaluation of the factors utilized in determining the presentation of a January 2005 issuance of 18,500,000 shares of the Company's common stock to an accredited investor in exchange for gross proceeds in the amount of $1,500,000, the Company determined that the issued common stock had to be classified out of its permanent shareholders' equity as such shares were subject to registration penalties. On April 24, 2006, the penalties were eliminated and at such date, the issuance was classified as part of the Company's permanent shareholders' equity. Accordingly, the Company's 2005 quarterly condensed financial statements for the period ended September 30, 2005 are restated and filed in an amended Form 10-QSB.

In addition, the Company determined that revenues recognized from the consulting and management of advertising campaigns as provided by the Company during the three month periods ended September 30 2005 and June 30, 2005, in the amounts of $27,500 and $45,000, respectively, are to be deferred until actually collected by the Company in 2006. Accordingly, the Company's 2005 respective quarterly condensed consolidated financial statements are restated and filed in amended Forms 10-QSB, resulting in a decrease of revenues and an increase in the net losses as reported for the respective periods and in the respective amounts.

The Company's financial statements for the nine and three months ended September 30, 2005 are restated as described in the paragraph above. As a result, revenues decreased by $72,500 and $27,500, respectively, and net losses increased by $72,500 and $27,500, respectively. (less than $.01 per share).

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

Revenues

For the nine and three months ended September 30, 2005, our revenues were $132,033 and $74,090, respectively, and were generated from the implementation of partnership agreements according to which we direct traffic to merchants' websites through ActivShopper. For the corresponding periods ended September 30, 2004, there were no revenues.

During the nine month period ended September 30, 2005, revenues generated from one customer accounted approximately 97% of total revenues accounted for the period. This customer comprises approximately 42% of the Company's accounts receivables at September 30, 2005.

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

Net Loss

For the nine and three months ended September 30, 2005 we reported a net loss of $1,241,360 and $356,795, respectively, as compared to a net loss of $322,659 and $95,131, respectively, for the nine and three months period ended September 30, 2004. The increase in net loss in the 2005 periods as compared to the 2004 periods is primarily due to a non-cash one-time consulting fee of 4,000,000 shares of our Common Stock valued at $324,324 at the time of issuance in January 2005 and the increase in our activities and operations in connection with ActiveShopper.

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

Not Applicable.
..
ITEM 6. EXHIBITS

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

Signature                    Capacity                      Date
---------                    --------                      ----


/s/ Eliron Yaron   Chairman, Principal Executive      October 20, 2006
----------------   Officer (and Principal
Eliron Yaron       Financial Accounting Officer)