Form 10QSB/A
period 2005-09-30
SHELRON GROUP INC
filed 2006-10-25
CIK 1125903

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
                                                                             ===========         ===========

See notes to consolidated financial statements

                       SHELRON GROUP INC. AND SUBSIDIARIES
                          (a development stage company)

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                                                 For the period
                                                                                              from August 21, 2001
                                          Nine months                   Three months           (date of inception)
                                             ended                         ended                     through
                                         September 30,                 September 30,              September 30,
                                  ---------------------------   ---------------------------   --------------------
                                      2005           2004           2005           2004               2005
                                  ------------   ------------   ------------   ------------   --------------------
Revenue                           $    132,033   $         --   $     74,090   $         --       $   170,703
                                  ------------   ------------   ------------   ------------       -----------
Operating Expenses:
  Consulting fees                      700,282        109,341         82,684         66,079         1,545,524
  Employment compensation              125,528        117,000         47,528         39,000           618,028
  Professional fees                    172,225         11,090         94,873        (34,802)          455,274
  Marketing and advertising            216,010             --        133,841             --           336,134
  Office and general expenses           94,440         56,959         32,554         19,594           248,001
  Rent                                  36,662           (557)        18,951         (6,557)           66,416
  Depreciation and amortization         29,323         26,493         10,029         11,331           110,966
  Insurance                             15,000             --         15,000             --            15,000
  Interest expense                       1,926          2,333            809            486           539,459
  Bad debt expense                          --             --             --             --             1,260
                                  ------------   ------------   ------------   ------------       -----------
Total Operating Expenses             1,391,396        322,659        436,269         95,131         3,936,062
                                  ------------   ------------   ------------   ------------       -----------
Net operating loss                  (1,259,363)      (322,659)      (362,179)       (95,131)       (3,765,359)

Other income
  Interest income                       18,003             --          5,384             --            18,003
                                  ------------   ------------   ------------   ------------       -----------
Net loss                            (1,241,360)      (322,659)      (356,795)       (95,131)       (3,747,356)
                                  ============   ============   ============   ============       ===========
Net loss per share -
  Basic & diluted                 $      (0.00)  $      (0.00)  $      (0.00)  $      (0.00)      $     (0.07)
                                  ============   ============   ============   ============       ===========
Weighted average number of
  shares outstanding -
  Basic and diluted
                                   338,016,563    271,444,247    346,652,754    294,323,612        56,300,721
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

Signature                    Capacity                      Date
---------                    --------                      ----


/s/ Eliron Yaron   Chairman, Principal Executive      October 25, 2006
----------------   Officer (and Principal
Eliron Yaron       Financial Accounting Officer)