Form 10QSB
period 2006-09-30
SHELRON GROUP INC
filed 2006-11-09
CIK 1125903

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2006

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________________ to _________________

                         Commission File Number: 0-31176

                               Shelron Group Inc.
      ---------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Delaware                                     04-2968425
---------------------------------                  ----------------------
(State or other jurisdiction                         (I.R.S. Employer
or incorporation or organization)                  Identification Number)

        29 Broadway, New York, NY                         10006
 ----------------------------------------               ----------
 (Address of principal executive offices)               (Zip Code)

                                  212-836-4041
                          -----------------------------
                           (Issuer's telephone number)


      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days. Yes _X_   No ___

      Indicate by check mark whether registrant is a shell company (as defined in Rule 12-2 of the Exchange Act) Yes ____ No __X__

      The number of shares outstanding of the Registrant's Common Stock, $0.001 par value, as of the close of business on November 8, 2006 was 390,772,202.

      Transitional Small Business Disclosure Format (Check one) Yes |_| No |X|

                      SHELRON GROUP, INC. AND SUBSIDIARIES

                                      INDEX

Part I.  FINANCIAL INFORMATION                                                     Page
Item 1.  Financial Statements:

Condensed Consolidated Balance Sheets at September 30, 2006 (Unaudited) and
December 31, 2005 (Audited)                                                         2

Condensed Unaudited Consolidated Statements of Operations for the nine and three months ended September 30, 2006 and 2005, and for the period from August 21,
2001 (date of inception) through September 30, 2006                                 3

Condensed Unaudited Consolidated Statements of Cash Flows for nine months ended
September 30, 2006 and 2005, and for the period from August 21, 2001 (date of
inception) through September 30, 2006                                               4

Notes to Condensed Consolidated Financial Statements                                5

Item 2.  Management's Discussion and Analysis or Plan of Operations                11

Item 3.  Controls and Procedures                                                   16

Part II.  OTHER INFORMATION                                                        17

Item 1.  Legal Proceedings                                                         17

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds               17

Item 3.  Defaults upon Senior Securities                                           17

Item 4.  Submission of Matters to a Vote of Security Holders                       17

Item 5.  Other Information                                                         18

Item 6.  Exhibits and Reports on Form 8-K                                          18

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

                       SHELRON GROUP INC. AND SUBSIDIARIES
                          (a development stage company)
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                   September 30,   December 31,
                                                                       2006           2005
                                                                    -----------    -----------
                                                                    (unaudited)     (audited)
Current Assets
            Cash                                                    $   440,614    $   791,713
            Note receivable                                                --            6,350
            Accounts receivable                                         225,909        324,437
            Other                                                        18,667         37,783
                                                                    -----------    -----------
                  Total Current Assets                                  685,190      1,160,283

Property and Equipment, net of accumulated
     depreciation of $130,841 and $103,983, respectively                 91,650        118,508

Intangible assets, net of amortization of $5,000
     and $2,000, respectively                                            35,000         38,000

Other asset                                                              18,013         17,711
Deferred tax asset, net of valuation
     allowance of $1,504,000 and $1,289,000, respectively                  --             --
                                                                    -----------    -----------
                  Total Assets                                      $   829,853    $ 1,334,502
                                                                    ===========    ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:

         Accounts payable and accrued expenses                      $   204,783    $   148,409
         Due to shareholder                                             437,985        411,907
         Subscriptions payable                                            6,000          6,000
              Deferred revenues                                            --           72,500
                                                                    -----------    -----------
                  Total Current Liabilities                             648,768        638,816
                                                                    -----------    -----------
Common stock, subject to registration requirement,
     $0.001 par value, 18,500,000 shares issued and outstanding            --        1,500,000
                                                                    -----------    -----------
                                                                           --        1,500,000
Stockholders' Equity (Deficiency)
                                                                    -----------    -----------

         Series A preferred stock $.001 par value per share,
              Authorized 10,000,000 shares,
              Issued and outstanding 1,000,000 shares                     1,000          1,000
         Common stock, $.001 par value per share
              Authorized 500,000,000 shares;
              Issued and outstanding 390,772,202 shares and
                 364,987,531 shares, respectively                       390,772        364,987
         Additional paid-in capital                                   4,526,537      2,822,676
         Deficit accumulated during the development stage            (4,737,224)    (3,992,977)
                                                                    -----------    -----------
                 Total Stockholders' Equity (Deficiency)                181,085       (804,314)
                                                                    -----------    -----------
                  Total Liabilities and Stockholders'
                  Equity (Deficiency)                               $   829,853    $ 1,334,502
                                                                    ===========    ===========

            See notes to condensed consolidated financial statements

                       SHELRON GROUP INC. AND SUBSIDIARIES
                          (a development stage company)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                      Nine months                      Three months          For the period from
                                                  ended September 30,               ended September 30,        August 21, 2001
                                             ------------------------------    ----------------------------- (date of inception)
                                                 2006             2005             2006             2005            through
                                                                (Restated)                       (Restated)    September 30, 2006
                                             -------------    -------------    -------------    -------------    -------------
Revenues                                     $     659,266    $     132,033    $     306,751    $      74,090    $   1,072,196
                                             -------------    -------------    -------------    -------------    -------------
Operating expenses:

    Consulting fees                                206,071          456,334           39,700           24,034        1,467,997
    Research and development                       117,172          243,948           43,345           58,650          598,944
    Employment compensation                        127,935          125,528           42,769           47,528          776,435
    Professional fees                              230,716          172,225          154,785           94,873          705,861
    Marketing and advertising                      508,122          216,010          244,580          133,841          993,687
    Office and general expenses                    104,011           94,440           28,006           32,554          405,656
    Rent                                            57,402           36,662           21,124           18,951          136,944
    Depreciation and amortization                   29,859           29,323            9,770           10,029          150,842
    Insurance                                       22,500           15,000             --             15,000           45,000
    Bad debt expense                                  --               --               --               --              1,260
                                             -------------    -------------    -------------    -------------    -------------
             Total operating expenses            1,403,788        1,389,470          584,079          435,460        5,282,626
                                             -------------    -------------    -------------    -------------    -------------
Loss from operations                              (744,522)      (1,257,437)        (277,328)        (361,370)      (4,210,430)
                                             -------------    -------------    -------------    -------------    -------------
Other income (expense) -
    Interest expense                               (23,835)          (1,926)          (1,777)            (809)        (563,589)
    Interest income                                 24,110           18,003            3,786            5,384           46,954
                                             -------------    -------------    -------------    -------------    -------------
              Total other income (expense)             275           16,077            2,009            4,575         (516,635)
                                             -------------    -------------    -------------    -------------    -------------
Net loss                                     $    (744,247)   $  (1,241,360)   $    (275,319)   $    (356,795)   $  (4,727,065)
                                             =============    =============    =============    =============    =============


Basic and diluted loss per share             $       (0.00)   $       (0.00)   $       (0.00)   $       (0.00)   $       (0.02)
                                             =============    =============    =============    =============    =============

Weighted average number of
    shares outstanding

   Basic and diluted                           385,544,853      339,666,317      387,220,906      346,696,610      212,032,675
                                             =============    =============    =============    =============    =============

            See notes to condensed consolidated financial statements

                       SHELRON GROUP INC. AND SUBSIDIARIES
                          (a development stage company)
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                                                        For the period from
                                                                                                         August 21, 2001
                                                                                     Nine months       (date of inception)
                                                                                  ended September 30,        through
                                                                             ---------------------------   September 30,
                                                                                 2006           2005           2006
                                                                                             (Restated)
                                                                              -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                      $  (744,247)   $(1,241,360)   $(4,727,065)

Adjustments to reconcile net loss to net cash used in operating activities:
  Noncash revenue                                                                    --             --          (26,500)
  Consulting fees financed through note payable                                      --             --           30,000
  Noncash consulting, professional and advisory financial fees                    215,274        610,071      1,190,337
  Noncash expenses                                                                   --             --           55,745
  Amortization of original issue discount and beneficial conversion feature          --             --          545,976
  Amortization of deferred finance costs                                             --             --           15,000
  Depreciation                                                                      4,358          5,823         55,842
  Amortization                                                                     25,500         23,500         80,000
Changes in operating assets and liabilities:
   Decrease (increase) in accounts receivable                                      98,528       (124,496)      (225,909)
   Decrease (increase) in prepaid expenses                                         20,863        (33,161)        (9,952)
   Increase in other receivables                                                   (1,747)       (10,460)        (8,715)
   Increase (decrease) in accounts payable and accrued expenses                    70,745        (54,366)       204,374
   Increase in due to stockholder                                                  26,078         29,381        437,985
   Increase (decrease) in deferred revenues                                       (72,500)        72,500           --
                                                                              -----------    -----------    -----------
         Net cash used in operating activities                                   (357,148)      (722,568)    (2,382,882)
                                                                              -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                                --          (13,747)       (31,991)
   Acquisition of software                                                           --             --         (150,000)
   Investment in trademarks and domains                                              --          (40,000)       (40,000)
   Payment of security deposit                                                       (302)       (17,642)       (18,013)
                                                                              -----------    -----------    -----------
         Net cash used in investing activities                                       (302)       (71,389)      (240,004)
                                                                              -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of debentures                                              --             --          512,000
   Proceeds from issuance of common stock                                            --        1,826,000      2,495,000
   Increase in stock subscriptions payable                                           --             --            6,000
   Payment of deferred finance fees                                                  --             --          (15,000)
   Proceeds from note receivable                                                    6,350         20,000         26,350
   Proceeds from notes payable                                                       --             --          105,150
   Payment of notes payable                                                          --          (61,000)       (66,000)
                                                                              -----------    -----------    -----------
         Net cash provided by financing activities                                  6,350      1,785,000      3,063,500
                                                                              -----------    -----------    -----------
Net increase (decrease) in cash                                                  (351,099)       991,043        440,614

Cash at the beginning of period                                                   791,713         43,409           --
                                                                              -----------    -----------    -----------
Cash at the end of period                                                     $   440,614    $ 1,034,452    $   440,614
                                                                              ===========    ===========    ===========

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:

Consulting fees financed through notes payable                                $      --      $      --      $    30,000
                                                                              ===========    ===========    ===========
Consulting fee paid in exchange for series A preferred stock issuance         $      --      $      --      $     1,000
                                                                              ===========    ===========    ===========
Conversion of debentures and related interest to common stock                 $      --      $      --      $   583,960
                                                                              ===========    ===========    ===========
Consulting and professional fees paid in exchange
for shares of common stock                                                    $   215,274    $   172,996    $   865,013
                                                                              ===========    ===========    ===========
Financial advisory fees paid in exchange for shares of common stock           $      --      $   324,324    $   324,324
                                                                              ===========    ===========    ===========
Advertising fees paid in exchange for shares of common stock                  $      --      $      --      $    55,000
                                                                              ===========    ===========    ===========
Noncash dividend paid                                                         $      --      $      --      $    10,159
                                                                              ===========    ===========    ===========
Issuance of common stock for a note receivable                                $      --      $     6,350    $    26,350
                                                                              ===========    ===========    ===========
Issuance of common stock for notes payables                                   $      --      $    42,650    $    42,650
                                                                              ===========    ===========    ===========
Issuance of common stock for accrued consulting fees                          $    14,372    $    12,500    $    26,872
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

Restatement of 2005 Quarterly Condensed Consolidated Financial Statements

Subsequent to the issuance of the Company's December 31, 2005 consolidated financial statements, and based upon a further evaluation of the factors utilized in determining the presentation of a January 2005 issuance of 18,500,000 shares of the Company's common stock to an accredited investor in exchange for gross proceeds in the amount of $1,500,000, the Company determined that the issued common stock had to be classified out of its permanent shareholders' equity as such shares were subject to contractual registration penalties. On April 24, 2006, the contractual penalties were eliminated and at such date, the issuance was classified as part of the Company's permanent shareholders' equity (See note 6). Accordingly, the Company's 2005 first quarterly condensed financial statements were restated and filed in an amended Form 10-QSB/A on October 20, 2006.

In addition, the Company determined that revenues recognized from the consulting and management of advertising campaigns provided by the Company during the three month periods ended June 30 2005 and September 30, 2005, in the amounts of $45,000 and $27,500, respectively, are to be deferred until actually collected by the Company in 2006. Accordingly, the Company's 2005 respective quarterly condensed consolidated financial statements were restated and filed in amended Forms 10-QSB/A, resulting in a decrease of revenues and increase of net losses as reported for the respective periods and in the respective amounts.

The Company's financial statements for the nine and three months ended September 30, 2005 were restated as described in the paragraph above. As a result, for the nine and three month periods ended September 30, 2005, revenues decreased by $72,500 and $27,500, respectively, and net losses for same periods increased in the respective amounts in the respective periods (less than $.01 per share).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The Company continually evaluates the accounting policies and estimates we use to prepare the consolidated financial statements. The Company bases its estimates on historical experiences and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management.

The Company does not participate in, nor has it created, any off-balance sheet special purpose entities or other off-balance sheet financing.

The following accounting policies have been identified as critical to the Company's business operations and the understanding of its results of operations.
                                        5

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

The Company's revenue is comprised of service revenue and consulting and management of advertising campaigns, all of which are ActiveShopper related.

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

When the above revenue recognition criteria are not met at the time service, consulting and management of campaigns are provided, the Company records deferred revenue.
                                        6

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

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments". SFAS No. 155 amends SFAS No 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006. SFAS No. 155 is not expected to have a material effect on the financial position or results of operations of the Company.

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"), which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB No. 109,"Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 and cannot yet determine the impact of its adoption until the first quarter of fiscal 2007.

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements". This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurement. The implementation of this guidance is not expected to have any impact on the Company's consolidated financial statements.

Management does not believe that any recent issued, but not yet effective, accounting standards if currently adopted would have a material affect on the accompanying financial statements.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has a history of losses with a deficit accumulated during the development stage from inception through September 30, 2006 of $4,737,224. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required. The outcome of these uncertainties cannot be assured.

The financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that management will be successful in implementing its business plan or that the successful implementation of such business plan will actually improve the Company's operating results.

In January 2005 and in July 2005, the Company received net proceeds of approximately $1,500,000 and $300,000, respectively, from private placements of its securities. These financings are further discussed in Note 6 below. Management of the Company believes that available cash resources on hand and its ability to generate and collect revenues will enable the Company to maintain operations as presently conducted through fiscal year 2006. However, these may not be sufficient to support any unforeseen contingencies that may arise or permit the Company to take advantage of business opportunities that may arise.

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

NOTE 5 - DUE TO SHAREHOLDER

On August 9, 2005, the Company received written notice from Hull Services Ltd. ("Hull"), to whom the Company owes as of September 30, 2006, $437,985 in accrued compensation (which debt is recorded as a current liability) that Hull desires to convert the unpaid amount into shares of the Company's Common Stock. The Company's President and sole director is the principal shareholder of Hull. The Company and Hull are to discuss the terms of the conversion. The conversion is further subject to approval by the Company's board of directors. If the accrued compensation is converted, the Company will no longer have a repayment obligation relating to this amount.

NOTE 6 - COMMON STOCK

Private Placements

In January 2005, the Company privately placed 18,500,000 shares of its common stock par value $0.001 per share (the "Common Stock") with Mr. Joseph Corso, an accredited investor, for gross proceeds of $1.5 million pursuant to a subscription agreement dated January 4, 2005. Under the terms of the subscription agreement, the Company agreed to file a registration statement under the Securities Act of 1933, as amended covering the resale of the shares within 90 days of the closing date, which period was subsequently extended to December 31, 2005. In addition, the stock purchase agreement provided that if the Company was not to file the registration statement by such date, it would be liable for penalties. By December 31, 2005, the Company did not filed the registration statement and therefore, penalties incurred in the amount of 100,000 shares of Common Stock per each delaying month.

Penalties totaling $17,000, as measured at the fair value of the common stock, were accrued and charged to financial expenses for the three month period ended March 31, 2006. On April 24, 2006, the accrued liability was reclassified as a contribution to capital with the elimination of the penalties by the accredited investor at that date.

On April 24, 2006, Mr. Corso, executed a letter agreement with the Company to clarify and amend the subscription agreement and the financial advisory agreement, dated January 4, 2005 (the "Agreements"), a first extension letter, dated May 10, 2005 and a second extension letter, dated June 7, 2005 (the "Extension Letters"). The April 24, 2006 letter agreement serves to clarify the following: (i) that the Extension Letters were amendments to the Agreements which provided that all matters relating to the timing of the filing of the registration statement covering the shares issued to Mr. Corso under the Agreements are within the Company's control so that the Company can use its best efforts to file the registration statement; (ii) that Mr. Corso has irrevocably agreed not to rescind the Agreements, or otherwise demand repayment of the purchase price for the shares issued in connection with the Agreements due to Company's failure to register the shares as was contemplated in the Agreements; and that (iii) any references in the extension letters to penalties that might be triggered or accrue as a result of not filing on a timely basis are eliminated by the letter agreement. The $1.5 million gross proceeds received pursuant to the subscription agreement dated January 4, 2005, have been classified as permanent equity in the accompanying balance sheet in accordance with EITF D-98, on April 24, 2006.

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

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In addition, in connection with the Corso subscription agreement described above, the Company entered into a finder's agreement pursuant to which the Company issued 850,000 shares of its Common Stock to an individual as compensation for that individual's services in introducing the Company to the investor and the consummation of the transaction described above. Finder's fees in the amount of $850 have been charged to equity in 2005.

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

Issuance of shares of common stock for services received

During the nine and three month periods ended September 30, 2006, the Company issued 6,633,054 and 4,622,575 shares of its Common Stock to four and three service providers, respectively, in consideration of services rendered in the equivalent of $177,553 and $115,129 during the respective periods. In addition, the Company issued 651,617 shares of its Common Stock to three service providers in consideration of services rendered in the equivalent of $14,372, which were accrued at December 31, 2005.

NOTE 7 - SHARE OPTION COMPENSATION

During the six month period ended June 30, 2006, the Company granted 675,000 share options to a consultant in connection with services provided by the consultant to the Company during the period commencing January 15, 2006 through May 15, 2006. According to the agreements entered into with the consultant, 150,000 share options were granted at the end of each one of the months from January through April 2006 and 75,000 share options were granted at May 15, 2006. Each of the share options vest each on its granting date. Share options exercise price was determined to be $0.04, with an expiration date of March 31, 2007. During the six month period ended June 30, 2006, consulting fees in the amount of $20,721 were charged to consulting expenses according to the fair value of each option as estimated under a Black-Scholes option pricing model. The weighted average grant-date fair value of the share options during the six months period ended June 30, 2006 is $0.031.

During the three month period ended September 30, 2006, the Company granted no share options.

As of September 30, 2006, no share options have been exercised.

NOTE 8 - REVENUES AND MAJOR CUSTOMERS

During the nine and three month periods ended September 30, 2006, the Company earned and recognized revenues in the amount of $586,766 and $306,751, respectively, from the implementation of partnership agreements according to which traffic is directed to merchants' websites through ActiveShopper.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In addition, during the nine month period ended September 30, 2006, the Company recognized revenues in the amount of $72,500, which were deferred at December 31, 2005 until such time they are actually collected, and which were generated from the management and consulting fees provided by the Company in connection with advertising campaigns based on ActiveShopper.

During the nine and three month periods ended September 30, 2006, revenues generated from two customers were approximately 87% and 98% of total revenues accounted for the respective periods. One of such customers accounted for approximately 79% and 84% of total revenues for the respective periods. During the nine and three month periods ended September 30, 2005, revenues generated from one customer were approximately 97% and 96% of total revenues accounted for the respective periods.

These customers comprise approximately 97% of the Company's accounts receivables at September 30, 2006. One of such customers accounted for approximately 80% of accounts receivable at September 30, 2006.

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

We are considered a development stage company and have a limited operating history upon which an evaluation of our prospects can be made. As of September 30, 2006, we had an accumulated deficit of $4,737,224. Our prospects must therefore be evaluated in light of the problems, expenses, delays and complications associated with a development stage company.

Restatement of 2005 Quarterly Condensed Consolidated Financial Statements

Subsequent to the issuance of the Company's December 31, 2005 consolidated financial statements, and based upon a further evaluation of the factors utilized in determining the presentation of a January 2005 issuance of 18,500,000 shares of the Company's common stock to an accredited investor in exchange for gross proceeds in the amount of $1,500,000, the Company determined that the issued common stock had to be classified out of its permanent shareholders' equity as such shares were subject to registration penalties. On April 24, 2006, the penalties were eliminated and at such date, the issuance was classified as part of the Company's permanent shareholders' equity (See note 6). Accordingly, the Company's 2005 first quarterly condensed financial statements were restated and filed in an amended Form 10-QSB/A on October 20, 2006.

In addition, the Company determined that revenues recognized from the consulting and management of advertising campaigns as provided by the Company during the three month periods ended June 30 2005 and September 30, 2005, in the amounts of $45,000 and $27,500, respectively, are to be deferred until actually collected by the Company in 2006. Accordingly, the Company's 2005 respective quarterly condensed consolidated financial statements were restated and filed in amended Forms 10-QSB/A, with the resulting of the decrease of revenues and increase of net losses as reported for the respective periods and in the respective amounts.

The Company's financial statements for the nine and three months ended September 30, 2005 were restated as described in the paragraph above. As a result, for the nine and three months ended September 30, 2005, revenues decreased by $72,500 and $27,500, respectively, and net loss for both periods increased by the respective amounts in the respective periods (less than $.01 per share).

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

The Company's critical accounting policies, which include revenue recognition and account receivable, revenues and major customers, are described in the Annual Report on Form 10-KSB for the year ended December 31, 2005. There have been no other material changes to the Company's critical accounting policies as of and for the nine months ended September 30, 2006.

RESULTS OF OPERATIONS

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2006 TO THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND THE THREE MONTHS ENDED SEPTEMBER 30, 2006 TO THE THREE MONTHS ENDED SEPTEMBER 30, 2005

Revenues and Major Customers

For the nine months ended September 30, 2006, our revenues were a total of $659,266, which were comprised of: (a) $586,766 generated from partnership agreements pursuant to which we direct traffic to merchants' websites through our ActiveShopper software and website, and (b) consulting fees in connection with advertising campaigns based on ActiveShopper in the amount of $72,500 which were deferred at December 31, 2005 until such time as they were actually collected by the Company.

During the nine month period ended September 30, 2006, revenues generated from two customers accounted for approximately 87% of total revenues accounted for the period, of which one customer accounted for approximately 79% of total revenues for the period.

These customers comprise approximately 97% of the Company's accounts receivables at September 30, 2006, of which one customer accounted for approximately 80% of accounts receivable.

Our revenues from directing traffic to merchants' websites through our ActiveShopper software and website for the nine months ended September 30, 2006 increased 344% over our total restated revenues for the nine months ended September 30, 2005. Such restated revenues in 2005 were $132,033, primarily generated from an initial and early implementation of a partnership agreement according to which we directed traffic to merchants' websites through ActiveShopper. During the nine month period ended September 30, 2005, revenues generated from one customer were approximately 97% of total revenues accounted for the period.

For the three months ended September 30, 2006, our revenues were a total of $306,751, which generated from partnership agreements pursuant to which we direct traffic to merchants' websites through our ActiveShopper software and website.

During the three month period ended September 30, 2006, revenues generated from two customers accounted approximately 98% of total revenues accounted for the period..

Our revenues from directing traffic to merchants' websites through our ActiveShopper software and website for the three months ended September 30, 2006 increased 314% over our total restated revenues for the three months ended September 30, 2005. Such restated revenues were a total of $74,090, which were generated from a partnership agreement pursuant to which we directed traffic to merchants' websites through our ActiveShopper software. During the three month period ended September 30, 2005, revenues generated from one customer were approximately 96% of total revenues accounted for the period.

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

For the nine month period ended September 30, 2006, our operating expenses were $1,403,788, an increase of approximately 1% as compared to $1,389,470 for the nine month period ended September 30, 2005.

For the three months ended September 30, 2006, our operating expenses were $584,079 as compared to $435,460 for the three months ended September 30, 2005.

The increase in the components of operating expenses for the respective periods is discussed below.

Consulting Expenses

For the nine month periods ended September 30, 2006 and 2005, our consulting expenses were $206,071 and $456,334, respectively. The decrease in consulting expenses of 55% in 2006 from the comparable period in 2005 is primarily due to a one-time consulting fee rendered in exchange for 4,000,000 shares of our common stock valued at $324,324.

For the three month periods ended September 30, 2006 and 2005, our consulting expenses were $39,700 and $24,034, respectively.

Research and Development Expenses

Research and development expenses consist of subcontracting personnel and related expenses of research and development teams in Israel.

For the nine month periods ended September 30, 2006 and 2005, our research and development expenses were $117,172 and $243,948, respectively, a decrease of approximately 52%. For the three month periods ended September 30, 2006 and 2005, our research and development expenses were $43,345 and $58,650, respectively, a decrease of approximately 26% in 2006 from the comparable period in 2005.

The decrease in research and development activities is primarily attributable to the successful completion of ActiveShopper software's first developing phase.

Marketing and Advertising Expenses

Marketing and advertising expenses for the nine month period ended September 30, 2006 were $508,122 and were principally comprised of promoting activities, and advertising campaigns relating to ActiveShopper which were primarily Internet based. Marketing and advertising expenses for the nine month period ended September 30, 2005 amounted to $216,010 and comprised advertising campaigns Internet based and Company's advertising through radio commercials.

For three months periods ended September 30, 2006 and 2005, our marketing and advertising expenses were $244,580 and $133,841, respectively.

The increase in marketing and advertising expenses is principally attributable to increased current efforts to further promote ActiveShopper and its directing of traffic to merchants' websites.

Insurance Expense

Insurance consists of a Directors and Officers policy that was acquired on July 1, 2005 and expired on June 30, 2006. The policy was not renewed. For the nine month period ended September 20, 2006, insurance expense amounted to $22,500. For the three month period ended September 30, 2005 no insurance expense was incurred.

Rent Expense

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

Rent expense for the nine months ended September 30, 2006 and 2005 totaled $57,402 and $36,662, respectively, an increase of approximately 57%. Rent expense for the three months ended September 30, 2006 and 2005 totaled $21,124 and $18,951, respectively, an increase of approximately 11% in 2006 from the comparable period in 2005.

The increase in rent expenses for the comparative periods is primarily attributable to additional rent expenses in connection with the offices leased in Tel Aviv commencing May 30, 2005.

Net Loss

During the nine month periods ended September 30, 2006 and 2005, our net loss was $744,247 and $1,241,360, respectively, for the reasons stated above, a decrease of 40% in 2006 from the comparable period in 2005.

During the three month periods ended September 30, 2006 and 2005, we reported a net loss of $275,319 and $356,795, respectively, for the reasons stated above.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have financed our operations primarily from cash generated though the sale of our common stock in private placements, as well as, from cash generated from collected revenues earned from our operations. In January 2005 and July 2005, we raised gross proceeds of $1,500,000 and $300,000, respectively, from the private placement to an investor of 18,500,000 and 4,500,000 shares of our Common Stock, respectively.

As of September 30, 2006, we had a cash balance of $440,614 and current accounts receivables of $225,909.

Cash used in operating activities was $357,148 for the nine month period ended September 30, 2006 as compared to $722,568 for the nine month period ended September 30, 2005. The decrease in the operating cash used is primarily attributable to funding the net loss for the period.

Cash generated from financing activities was $6,350 during the nine month period ended September 30, 2006 as compared to $1,785,000 during the nine month period ended September 30, 2005. The cash provided by financing activities consisted of the collection of a note receivable in the 2006 period. The cash provided by financing activities in the 2005 period consisted primarily in proceeds from the issuance of common stock in January 2005 and July 2005.

We believe our existing cash resources and our ability to generate and collect revenues will be sufficient to maintain current operations through fiscal year 2006.

Our current operating plan is based on continuing to promote ActiveShopper downloads, entering into more partnership agreements and affiliation programs, adding more categories of product for which ActiveShopper will provide services, and expanding ActiveShopper activities outside the USA. As of today, we are still depending on one main single line of business with limited revenue generating sources which are subjected to seasonable fluctuations.

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

ITEM 3. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within 90 days of the filing date of this report. In designing and evaluating the Company's disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the Company's chief executive officer and chief financial officer concluded that as of September 30, 2006, the Company's disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company's chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2006, we issued unregistered securities as follows:

          In July and September 2006, the Company issued a total of 4,622,575 shares of its Common Stock to three service providers in consideration of services rendered valued at $115,129.

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

Signature             Capacity                                 Date

/s/ Eliron Yaron      Chairman, Principal Executive Officer    November 9, 2006
----------------      (and Principal Financial Accounting
Eliron Yaron          Officer)