Form 10KSB
period 2006-12-31
SHELRON GROUP INC
filed 2007-03-30
CIK 1125903

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

Mark One:

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-31176

SHELRON GROUP INC.

Delaware	04-2968425
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

29 Broadway, New York, New York 10006	69719
(Address of principal executive offices)	(Zip Code)

212-836-4041
(Issuer's Telephone Number, Including Area Code)

(Former address of principal executive offices)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:
 Common Stock $.001 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as define in Rule 12b-2 of the Exchange Act
Yes ☐  No ☒

Issuer's revenues for the year ended December 31, 2006: $1,115,414

The aggregate market value as at March 27, 2007 of the Common Stock of the issuer held by non-affiliates was $5,338,524 (based on the last reported closing price of $0.014 per share on March 27, 2007).

The number of shares outstanding of the issuer's Common Stock as of March 27, 2007 was 410,688,645.

Transitional Small Business Disclosure Format:   Yes ☐  No ☒

SHELRON GROUP INC.
2006 FORM 10-KSB ANNUAL REPORT

TABLE OF CONTENTS

PART I
Item 1.	Description of Business	3
Item 2.	Description of Properties	13
Item 3.	Legal Proceedings	14
Item 4.	Submission of Matters to a Vote of Security Holders	14

PART II
Item 5.	Market for Common Equity and Related Stockholder Matters	14
Item 6.	Management's Discussion and Analysis of Financial
	Conditions and Results of Operation	15
Item 7.	Financial Statements	22
Item 8.	Changes in and Disagreements with Accountants on
	Accounting and Financial Disclosure	22
Item 8A.	Controls and Procedures	22
Item 8B.	Other Information	23

PART III
Item 9.	Directors, Executive Officers, Promoters and Control
	Persons of the Company, Compliance with Section 16(a)
	of the Exchange Act	23
Item 10.	Executive Compensation	24
Item 11.	Beneficial Ownership of Certain Shareholders, Directors
	and Executive Officers	26
Item 12.	Certain Relationships And Related Transactions	27
Item 13.	Exhibits, Lists, and Reports on Form 8-K	28
Item 14.	Principal Accountant and Fees	29

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

PART 1

ITEM 1. DESCRIPTION OF BUSINESS

COMPANY OVERVIEW

Shelron Group, Inc. is a company that develops and markets e-commerce advertising and comparative shopping software products and services. We released our initial product, ActiveShopper, in August 2004. ActiveShopper is a free software download that automatically scans, locates and compares prices for an item that a consumer selects at an e-commerce site and is designed to assist consumers to make informed purchase decisions by enabling them to find the items they are looking for, compare products, prices and stores, and buy from among thousands of online merchants.. We are also considering strategic acquisitions of synergistic technologies that management believes will enhance our market positioning.

We have been engaged in the on-line shopping business since March 2004. Prior to that time, we were engaged in the field of designing and developing business applications software. We generate revenues primarily in the form of payments from online merchants for directing traffic to their websites and managing merchants advertising campaigns through ActiveShopper.

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

INDUSTRY BACKGROUND

When online shopping emerged in the mid-1990s, there were only a handful of online retailers so users could easily check the prices of products that were sold on the web by going from one store to the other and manually comparing prices for different products. As e-commerce evolved, more and more online retailers were launched and more customers began to shop online and to increase their level of online spending. With more people and more money being spent online in the years 1998-2000, the previous simple task of price comparison became an unmanageable task and at that same time, the first Internet-based shopping comparison websites emerged.

These websites all offer quite similar services to their users. Users basically access the website and search or browse for products that they desire, and then receive information about the product and the merchants that sell it. While these sites may offer extensive information such as a review of the product, side-by-side comparison of a product with similar products, etc., the most valued information is what stores sell the product and at what prices.

Generally speaking, shopping comparison websites generate their revenue from one or more of the following revenue streams:

- Payments from merchants for directing traffic to their sites (Pay Per Click).

- Payments from merchants when a directed customer actually buys a product in the merchant's site (Pay Per Sale / Purchase/Action).

- Other advertising activities on the comparison shopping website.

Pay Per Click models are the most common and the Pay Per Click revenue earned for directing users to shopping website tends to be high, as these users tend to be high-probability purchasers.

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

SHELRON'S COMPARATIVE SHOPPING PRODUCTS

ActiveShopper is a free software application that automatically scans, locates and compares prices for an item that a consumer selects at an e-commerce site. Our approach to comparative shopping is comprehensive in that it offers both a website and a shopping toolbar. This answers the needs of different users in different scenarios as novice users or one time users may prefer to use a website, while others (for example, people who often compare prices or shop online and people who are impulse buyers) would prefer to have the price comparison process done automatically for them while they are shopping. ActiveShopper is comprised of software components that we purchased in March 2004 from an independent and non-affiliated third party software developer for aggregate consideration of $150,000.

ActiveShopper incorporates a toolbar, a text free search field in the toolbar and a Sidebar. In addition, ActiveShopper owns and operates a series of websites through which users can locate and compare prices for an item as selected by the user, in the United States, the United Kingdom, Australia, and more recently, in France and Germany. We are continuously working to further promote ActiveShopper activities in additional geographic areas.

ActiveShopper has already gone through several iterations.

On November 21, 2004, we released ActiveShopper 1.0 with a newly designed interface and a broader range of products for comparative shopping. Following this release, ActiveShopper was able to provide comparative shopping information for computers and their peripherals and for other electronic products, such as televisions and digital cameras.

On December 29, 2004, we released ActiveShopper 1.1 which included a free text search field in the toolbar, allowing ActiveShopper users to search a comparative shopping database for products that they desire, without having to actually be in that product's page in an e-store in order to receive the relevant information.

On January 20, 2005, we released an enhanced version of ActiveShopper's website, which includes more user functionality and banner display that serves as an additional source of revenue.

On March 31, 2005 we released ActiveShopper 1.2 which included, as an additional advanced feature, the ActiveShopper Sidebar, a new enhancement that would automatically display comparative shopping results when users search for information in leading search engines such as Google, MSN, AOL, and Yahoo.

As of today, ActiveShopper’s revenues are generated from : (i) ActiveShopper websites’ search for the United States, United Kingdom, Australia, France and Germany, with the last two still under testing and (ii) ActiveShopper Sidebar, which automatically displays comparative shopping results when users search for information in leading search engines such as Google, MSN, AOL, and Yahoo

OUR STRATEGY

Our objective is to enhance ActiveShopper's features and functionality and to increase consumer awareness and usage of both our ActiveShopper website and side bar. In addition, we plan to target new market segments. To achieve these objectives, the key elements of our strategy include the following:

•
Consumer Market Analysis and our Product Features. We will seek to implement changes to enhance our service based on feedback from ActiveShopper users, our constant current marketing analysis and our know-how. We believe that the enhancing of our service will add to ActiveShopper's competitiveness and encourage its further usage.

•
Marketing ActiveShopper through the Internet. We currently market Active Shopper through Internet-based campaigns, which we continuously analyze in order to identify efficient ways to expand our users' base. Our internet based campaigns and advertising include major first tier search engines such as Google and Yahoo. During 2005 and 2006, we entered into agreements for the distribution of ActiveShopper co-branded and white label clients.

•
Global Market Expansion through Strategic and Collaborative Relationships. We believe that collaboration with leading on-line comparison shopping websites is an avenue for us to increase consumer usage of our technology, increase demand for our services and generate revenues. ActiveShopper's technologies are currently implemented to analyze web pages in e-commerce sites based in the United States and in several other countries outside the United States. We intend to continue implementing ActiveShopper technologies in more geographic areas, outside the United States, in addition to its present implementation in the United States, the United Kingdom, Australia, France and Germany, as part of our expanding strategy.

No assurance can be provided that we will successfully implement our strategy. We are subject to significant business risks and may need to raise additional capital in order to realize our business plan and effectuate the above strategy. See "Risk Factors".

MARKETING PLAN

During 2006, we devoted much of our efforts to further promote ActiveShopper activities, primarily through internet-based marketing campaigns and affiliations.

We intend to enter into additional partnership agreements with more on-line comparison shopping and into additional agreements for the distribution of the ActiveShopper co-branded and white label clients.

However, except as noted above, we presently have no other revenue generating arrangement and no assurance can be provided that we will in fact be able to enter into such agreements or arrangements on terms that are commercially acceptable to us. Our success in concluding any revenue generating commercial agreements is premised, in part, on the acceptance of our products. Additionally, we have seen that our business is subjected to seasonal fluctuations. We anticipate that this pattern will continue during the year 2007 and that our business may generate disproportionate amount of revenues from one seasonal shopping related period to another. Therefore, our financial results will vary significantly from period to period.

RESEARCH AND DEVELOPMENT

Research and development expenses, as included in our statements of operations, consist of subcontracting personnel and related expenses of research and development teams in Israel and abroad. During fiscal years 2006 and 2005 we incurred $132,336 and $322,224, respectively, on research and development in connection with our ActiveShopper technologies.

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

We do not currently have any additional registered trademarks. We do not currently have any registered patent on our technologies.

COMPETITION

The market for advertising and comparative shopping software products and services is highly competitive and we expect competition to intensify in the future. Our competitors include Web sites such as Shopping.com, Shopzilla, PriceGrabber.com, and Mysimon.com. Many of our competitors have longer operating histories, greater name recognition and significantly greater financial, technical, sales and marketing resources than we have. As a result, these competitors are able to devote greater resources to the development, promotion, sale and support of their products. In addition, these entities have large market capitalization or cash reserves and are in a much better position to acquire other companies in order to gain new technologies or products. Many of our competitors also have much greater brand name recognition, more extensive customer bases, more developed distribution channels and broader product offerings than we do. These companies can use their broader customer bases and product offerings and adopt aggressive pricing policies to gain market share.

We expect competitors to introduce new and improved products and services with lower prices, and we will need to do the same to remain competitive. We may not be able to compete successfully against either current or future competitors with respect to new products.

EMPLOYEES AND CONSULTANTS

We currently have one full time employee, who is our President. Our President also currently serves as one of our directors.

We presently hire six professional service providers and consultants, who provide services including, management, technical maintenance, marketing, financial accounting and administration and public relations services. These service providers and consultants may provide their services to us on a full-time basis, part-time basis, or on demand.

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

RISKS CONCERNING OUR BUSINESS

WE HAVE A LIMITED OPERATING HISTORY IN THE FIELD OF SHOPPING COMPARISON SOFTWARE AND, CONSEQUENTLY, THERE IS LIMITED HISTORICAL FINANCIAL DATA UPON WHICH AN EVALUATION OF OUR BUSINESS PROSPECTS CAN BE MADE.

We have been engaged in the development of shopping comparison software and products since March 2004. We have released only one product, ActiveShopper and have generated limited revenues from our product. As a result, we have limited historical financial data that can be used to evaluate our business prospects and to project future operating results. For example, we cannot predict operating expenses based on our historical results, and we have instead to forecast expenses based in part on future revenue projections. In addition, our ability to accurately forecast our revenue going forward is limited.

WE HAVE A HISTORY OF OPERATING LOSSES THAT MAY CONTINUE FOR THE FORESEEABLE FUTURE, THUS RAISING SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Since inception, we have incurred significant operating losses. We incurred operating losses of $918,058 and $1,476,822 for the years ended December 31, 2006 and 2005, respectively. As of December 31, 2006, we had an accumulated deficit of $4,911,035. We may continue to incur net losses for the foreseeable future as we continue to develop our product line. Historically we have funded our operations through the sale of our securities and expect to continue doing so for the foreseeable future. Our ability to generate and sustain significant additional revenues or achieve profitability will depend upon the factors discussed elsewhere in this "Risk Factors" section. We cannot assure you that we will achieve or sustain profitability or that our operating losses will not increase in the future. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future. We expect to expend substantial financial resources on research and development, marketing and administration as we continue to develop our products. These expenditures will necessarily precede the realization of substantial revenues from the commercialization of our solutions and products, if any, which may result in future operating losses.

The independent registered public accounting firms’ reports for our financial statements for the years ended December 31, 2006 and 2005, respectively, include explanatory paragraphs regarding substantial doubt about our ability to continue as a going concern. This "going concern" paragraph may have an adverse effect on our ability to obtain financing for operations and to further develop and market products. If we do not receive additional capital, when and in the amounts needed in the near future, our ability to continue as a going concern is in substantial doubt.

WE MAY BE UNABLE TO MEET OUR FUTURE CAPITAL REQUIREMENTS AND MIGHT REQUIRE ADDITIONAL FUNDING SOONER THAN PREVIOUSLY ANTICIPATED

Based on our current operating plan, we can not anticipate that the amount of cash we have on hand will allow us to meet our cash requirements for the next twelve months. We might require additional funding sooner than previously anticipated. However, unplanned acquisition and development opportunities and other contingencies may arise, which may deplete our cash resources and could require us to raise additional capital. The independent registered public accounting firms’ reports for our financial statements for the years ended December 31, 2006 and 2005, respectively, include explanatory paragraphs regarding substantial doubt about our ability to continue as a going concern. This "going concern" paragraph may have an adverse effect on our ability to obtain financing for operations and to further develop and market products. If we do not receive additional capital when and in the amounts needed, in the near future, our ability to continue as a going concern is in substantial doubt.

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

AS BENEFICIAL OWNER OF ALL OF THE SHARES OF OUR SERIES A PREFERRED STOCK, OUR CHAIRMAN AND PRESIDENT CAN CONTROL OUR AFFAIRS.

Through his controlling ownership interest in Hull Services, Inc., our Chairman, Mr. Eliron Yaron, may be deemed to beneficially own all of our issued and outstanding Series A Preferred Stock. The holders of our Series A Preferred Stock are entitled to vote together with holders of our Common Stock, as a single class, on all matters on which the holders of our Common Stock are entitled to vote. On any such matter, the holders of our Series A Preferred Stock may cast votes equal to 52 % of the total votes entitled to be cast by holders of the issued and outstanding Common Stock. As beneficial owner of our Series A Preferred Stock, Mr. Yaron is able to control us and direct our affairs, by, among other things:

•	electing a majority of our directors;

•	causing an increase in our authorized capital; or

•	causing our dissolution, merger or the sale of substantially all of our assets.

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

WE ARE CURRENTLY DEPENDENT ON ONE MAIN LINE OF BUSINESS

Our success is highly dependent on continuous market acceptance of our ActiveShopper product. The market for comparison shopping software is very competitive. As a result, demand and market acceptance for ActiveShopper is uncertain. If the market for ActiveShopper (or any related product we develop) fails to grow, develops more slowly than we expect, or becomes saturated with competing products or services, then our business, financial condition and results of operations will be materially adversely affected.

Investors should consider the risks and uncertainties that we may encounter as a development stage company in a new and unproven market. These uncertainties include:

•	our ability to further design products having the desired technological features in a cost efficient manner;

•	consumer demand for and acceptance of products utilizing our technologies;

•	our ability to demonstrate the benefits of our products and services to end users;

•	our unproven and evolving products;

•	unfavorable economic conditions in the industry; and

•	our ability to raise funds when needed on commercially acceptable terms.

WE PRESENTLY HAVE LIMITED REVENUE GENERATING SOURCES WHICH ARE SUBJECT TO SEASONAL FLUCTUATIONS.

We presently have two revenue generating main arrangements and no assurance can be provided that we will in fact be able to enter into additional agreements or arrangements on terms that are commercially acceptable to us. Our success in concluding any additional revenue generating commercial agreements is premised, in part, on the acceptance of our products. Additionally, we have seen that our business is subjected to seasonal fluctuations. We anticipate that this pattern will continue during the year 2007 and that our business may generate disproportionate amount of revenues from one seasonal shopping related period to another. Therefore our financial results will vary significantly from period to period.

During the year ended December 31, 2006, revenues generated from two customers accounted for approximately 92% of total revenues accounted for the year. These two customers comprise approximately 98% of the Company's accounts receivable at December 31, 2006.

WE ARE HIGHLY DEPENDENT ON OUR CHAIRMAN TO MANAGE OUR BUSINESS AND BECAUSE OF COMPETITION FOR QUALIFIED PERSONNEL WE MAY NOT BE ABLE TO RECRUIT OR RETAIN NECESSARY PERSONNEL.

Our continued growth and success depend to a significant degree on the continued services of our Chairman, Mr. Eliron Yaron, and our ability to attract and retain highly skilled and experienced technical, managerial, sales and marketing personnel. We also expect to encounter new product development challenges, new customer requirements, new competitors and other new business challenges, with which we may not be familiar. There can be no assurance that we will be successful in recruiting new personnel or in retaining existing personnel. The loss of Mr. Yaron or our inability to attract additional qualified employees could have a material adverse effect on our business, results of operations and financial condition. In addition, we may experience increased compensation costs in order to attract and retain skilled employees.

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

In addition, the growth of the Internet as a viable long-term commercial marketplace may slow for a number of reasons, including:

•	actual or perceived lack of security of information or privacy protection;

•	possible disruptions, computer viruses or other damage to the Internet servers or to users' computers; and

•	excessive governmental regulation.

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

As the Internet and e-commerce industries evolve, we may be required to license emerging technologies useful in our business, enhance our existing services, develop new services and technologies that address the increasingly sophisticated and varied needs of our prospective customers and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. We may not be able to successfully implement new technologies or adapt our web site proprietary.

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

RISKS ASSOCIATED WITH OUR SECURITIES AND CAPITAL STRUCTURE

FUTURE SALES OF COMMON STOCK OR OTHER DILUTIVE EVENTS MAY ADVERSELY AFFECT PREVAILING MARKET PRICES FOR OUR COMMON STOCK.

As of March 27, 2007, we had 410,688,645 shares of our Common Stock issued and outstanding. There are available for issuance, a significant number of additional shares of our Common Stock for future sales and such issuance would dilute the interest in our company represented by each share of Common Stock and may adversely affect the prevailing market price of our Common Stock.

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

OUR STOCK PRICE IS VOLATILE AND SUCH VOLATILITY CAN ADVERSELY AFFECT SALES BY INVESTORS OF OUR COMMON STOCK.

The trading price for our Common Stock has been volatile, ranging during the year ended December 31, 2006 from a closing price of $0.015 per share on July 14, 2006 to a closing price of $0.083 on February 6, 2006, and during the year ended December 31, 2005 from a closing price of $0.128 per share on January 5, 2005 to a closing price of $0.046 per share on November 23, 2005. An investment in our Common Stock is subject to such volatility and, consequently, is subject to significant risk.

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

ITEM 2. DESCRIPTION OF PROPERTY.

We do not own any real property.

We maintain an office at 29 Broadway, New York. No rent is charged for this space. We also lease an apartment in New York on a month-to-month basis from an unaffiliated party for approximately $2,700 per month. In addition, on May 31, 2005, we began leasing approximately 180 square meters of office space at 22 a Raul Wallenberg Street, Tel Aviv, Israel from an unaffiliated party for approximately $2,400 per month in addition to certain occupancy and office maintenance costs. The offices in Tel Aviv serve for the conducting of technical maintenance and research and development as and when required through our subsidiary in Israel.

ITEM 3. LEGAL PROCEEDINGS.

We are not involved in any pending legal proceedings which we anticipate can result in a material adverse effect on our business or operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's Common Stock is listed on the OTC Bulletin Board under the symbol "SHRN" since 2002. The following table sets forth the high and low bid information for the Company's Common Stock for each quarterly period during the year ended December 31, 2006 and 2005 as reported by the OTC Bulletin Board. The OTC Bulletin Board quotations reflect inter-dealer prices, are without retail markup, markdown or commission, and may not represent actual transactions.

	High	Low

Calendar Year 2006
First Quarter	$0.083	$0.041
Second Quarter	$0.065	$0.032
Third Quarter	$0.037	$0.020
Fourth Quarter	$0.028	$0.015

Calendar Year 2005
First Quarter	$0.130	$0.060
Second Quarter	$0.129	$0.062
Third Quarter	$0.080	$0.045
Fourth Quarter	$0.085	$0.046

HOLDERS

At the date of this filing there are approximately 362 holders of record of the Company's common stock. This does not reflect those shares held beneficially or those shares held in "street" name.

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

RECENT SALES OF UNREGISTERED SECURITIES

Set forth below is certain information concerning sales by us of unregistered securities during the three months ended December 31, 2006.

In November 2006, we issued 17,157 shares of Common Stock valued at $858 to a service provider in consideration of services.

In December 2006, we issued 19,000,000 shares of Common Stock to Hull Services Ltd. ("Hull"), the personal services corporation solely owned by our Chairman and President , in exchange for a total amount of $444,466 of accrued compensation and other advances which were provided by Hull through November 30, 2006.

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

OVERVIEW

We are a development stage company that develops e-commerce advertising and comparative shopping software products and services.

We released our initial product, ActiveShopper, in August 2004. ActiveShopper is a free software application that automatically scans, locates and compares prices for an item that a consumer selects at an e-commerce site and is designed to assist consumers to make informed purchase decisions by enabling them to find the items they are looking for, compare products, prices and stores, and buy from among thousands of online merchants.

We have been engaged in the on-line shopping business since March 2004. Prior to that time, we were engaged in the field of designing and developing business applications software.

We presently generate revenues primarily from merchants in exchange of directing traffic to their websites through ActiveShopper.

We presently generate revenues primarily according to pay-per-click models resulting from the directing of traffic to merchants' websites. We generate revenues also according to pay-per-sale (pay-per-purchase) model when a sale derives from the directing of traffic to a merchant website,

Revenues shall increase as more software installations of ActiveShopper take place. Although ActiveShopper is a free-download software, promoting it is essential, as there is no assurance that users will keep their ActiveShopper download for the long run.

In addition, since revenues are subjected to seasonal fluctuations, revenue levels cannot be sustained and growth is not assured.

We are considered a development stage company and have a limited operating history upon which an evaluation of our prospects can be made. For the years ended December 31, 2006 and 2005, we incurred a net loss of $918,058 and $1,476,826, respectively, and as of December 31, 2006 we had an accumulated deficit of $4,911,035. Our prospects must therefore be evaluated in light of the problems, expenses, delays and complications associated with a development stage company. As a result of recurring losses from operations and a net deficit, our independent registered public accounting firms, in their report covering our financial statements for the years ended December 31, 2006 and 2005, have expressed substantial doubt about our ability to continue as a going concern.

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

Principles of consolidation - The accompanying consolidated financial statements include the accounts of Shelron Group Inc. and its wholly-owned subsidiary (collectively, the "Company"). All significant inter company transactions have been eliminated.

Functional currency - The currency of the primary economic environment in which we operate is the U.S. dollar, which is used as the Company's functional and reporting currency.

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

Revenue recognition - The Company's revenue derives from service revenue and the management of advertising campaigns, both of which are related to ActiveShopper.

Service revenue primarily derives from the implementation of partnership agreements according to which the Company provides a service of directing traffic to merchants' websites. Service revenue is primarily based on a pay-per-click model, reported at their net values to the Company, which represent the revenues the Company is entitled to receive according to the partnership agreements. In order to recognize service revenue, the following criteria must be met: the partnership agreement must be signed by the customer, the signed agreement must specify the fees to be received for the services, the service has been performed and accepted by the customer, no significant Company obligations remain and collectibility is probable.

Management of advertising campaign revenues primarily relates to advertising through ActiveShopper websites. In order to recognize management of advertising campaigns revenue, the following criteria must be met: an agreement must be signed by the customer, the signed agreement must specify the fees to be received, consultancy and management have been provided and accepted by the customer, no significant Company obligations remain and collectibility is probable.

When the above stated revenue recognition criteria are not met, the Company records deferred revenue.

Research and development - Costs incurred in connection with the research and development of the Company's products are expensed as incurred.

Marketing and advertising - Marketing and advertising costs are expensed as incurred.

Income taxes - Income taxes are accounted for under the liability method. Under this method, deferred tax assets and liabilities are recorded based on the temporary differences between the financial statement and the tax bases of assets and liabilities and for operating loss carryforwards measured using the enacted tax rates in effect for the year in which the differences are expected to reverse. The Company periodically evaluates whether its net deferred tax assets will be realized and records a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Earnings (loss) per share - Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share give effect to dilutive convertible securities, options, warrants and other potential common stock outstanding during the period, only in the periods in which such effect is dilutive.

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

Stock options granted to non-employees are recorded at their fair value, as determined in accordance with SFAS No. 123 and Emerging Issues Task Force Consensus No. 96-18, and recognized over the related service period.

RESULTS OF OPERATIONS

Comparison of the Year Ended December 31, 2006 (the "2006 Period") and the Year Ended December 31, 2005 (the "2005 Period"):

Revenues and Major Customers

Revenues were primarily attributable to the implementation of partnership agreements according to which we direct traffic to merchants' websites through ActiveShopper. Revenues for the 2006 Period were $1,115,414, an increase of $741,153 over revenues for the 2005 Period which were $374,261. Revenues for the 2006 period include $72,500 which was deferred in 2005 and were primarily attributable to management and consulting fees provided by the Company in connection with advertising campaigns based on ActiveShopper. Deferred revenues are recognized at such time they are actually collected.

During the 2006 Period, revenues generated from two customers accounted for approximately 92% of total revenues accounted for the period, of which one customer accounted for approximately 82% of total revenues for the period. These customers comprise approximately 98% of the Company's accounts receivables at December 31, 2006, of which one customer accounted for approximately 81% of our accounts receivable.

During the 2005 Period, revenues generated from one customer accounted for approximately 98% of total revenues accounted for the period. This customer comprised approximately 97% of the Company's accounts receivables at December 31, 2005.

The increase in revenues is primarily attributable to increased activities through ActiveShopper, as a result of the Company’s additional marketing efforts during the 2006 Period.

Operating Expenses

Our operating expenses consist of salaries, consulting expenses, research and development, marketing and advertising and other expenses associated with the operations of our business.

For the 2006 Period, our operating expenses were $2,034,803, an increase of 8.7% as compared to $1,871,706 for the 2005 Period.

Consulting Expenses

For the 2006 Period and 2005 Period, our consulting expenses were $296,571 and $576,232, respectively. The decrease in consulting expenses of 48% in 2006 is primarily due to a one-time consulting fee rendered in exchange for 4,000,000 shares of our common stock valued at $324,324.

Research and Development Expenses

Research and development consist of subcontracting personnel and related expenses of research and development teams in Israel and abroad. Research and development expenses decreased to $132,336 in the 2006 Period from $322,224 in the 2005 Period. These amounts included $7,261 and $160,247, respectively, of non-cash expenses incurred by the issuance of shares of Common Stock for services rendered to the Company. The decrease in research and development activities is primarily attributable to the successful completion of ActiveShopper software’s first developing phase

Employment Compensation

In March 2005, we entered into a consulting agreement with Hull. Pursuant to the terms of this Consulting Agreement, we pay to Hull $156,000 per annum in installments of $3,000 per week, in addition to reimbursing all reasonable expenses incurred in connection with services rendered on behalf of our Company. In addition, Mr. Yaron received remuneration from our Israeli subsidiary for services performed.

For the 2006 Period and 2005 Period, employment compensation totaled $170,792 and $156,000, respectively. The increase in employment compensation was the result of additional compensation accrued to Mr. Yaron for services performed for the Israeli subsidiary.

Professional Fees

Professional fees consist primarily of legal, accounting and auditing and public and investor relation fees. For the 2006 Period and 2005 Period, our professional fees were $297,044 and $192,097, respectively. The increase in consulting expenses of 55% in 2006 is primarily due to a one-time fee rendered in exchange for 4,400,000 shares of our common stock valued at $110,000.

Marketing and Advertising

Our marketing and advertising expenses for the 2006 Period and 2005 Period amounted to $840,785 and $365,441, respectively. The increase in marketing and advertising expenses is principally attributable to increased efforts to further promote ActiveShopper and its directing of traffic to merchants’ websites.

Rent Expense

We maintain an office at 29 Broadway, New York. No rent is charged for this space. We also lease an apartment in New York on a month-to-month basis from an unaffiliated party for approximately $2,700 per month. In addition, on May 31, 2005, we began leasing approximately 180 square meters of office space at 22 a Raul Wallenberg Street, Tel Aviv, Israel from an unaffiliated party for approximately $2,400 per month in addition to certain occupancy and office maintenance costs. The offices in Tel Aviv serve for the conducting of technical maintenance and research and development as and when required through our subsidiary in Israel.

Rent expense for the 2006 Period and 2005 Period totaled $72,873 and $49,788, respectively, an increase of approximately 46%. The increase in rent expense is primarily attributable to additional rent expenses in connection with the offices leased in Tel Aviv commencing May 31, 2005.

Insurance Expense

Insurance consists of a Directors and Officers policy that was acquired on July 1, 2005 and expired on June 30, 2006. The policy was not renewed. For the 2006 Period and 2005 Period, insurance expense in each of the Periods amounted to $22,500.

Registration Penalty

The $17,000 registration penalty was incurred under a 2005 private placement (see Note 7 of the financial statements).

LIQUIDITY AND CAPITAL RESOURCES

To date, we have financed our operations primarily from cash generated through the sale of our common stock in private placements as well as from cash earned from our operations. In January 2005 and July 2005, we raised gross proceeds of $1,500,000 and $300,000, respectively, from the private placement to an investor of 18,500,000 and 4,500,000 shares of our Common Stock, respectively.

As of December 31, 2006, we had a cash balance of $289,083 and accounts receivable of $346,532.

Cash used in operating activities was $508,559 for 2006 compared to $962,681 for 2005. The decrease in the operating cash used is primarily attributable to funding the net losses in both years.

Cash used in investing activities in 2006 was $421 and $74,015 in 2005. Cash used in 2005 was primarily attributable to the acquisition of trademarks and domains and the purchase of property and equipment.

Cash provided by financing activities was $6,350 in 2006 as compared to $1,785,000 in 2005. The cash provided by financing activities in the year 2006 was from the collection of a note receivable and the cash provided in 2005 period consisted primarily of proceeds from the issuance of common stock in January 2005 and July 2005.

Our current operating plan is based on continuing to promote ActiveShopper downloads, entering into more partnership agreements and affiliation programs, adding more categories of product for which ActiveShopper will provide services, and further expanding ActiveShopper activities outside the USA. As of today, we are still depending in one main single line of business with limited revenue generating sources which are subjected to seasonable fluctuations.

Our relatively low operational costs and cash resources have enabled so far the continuation of our activities. Although advertising campaigns required to promote ActiveShopper and their related budgets may be expended at our discretion, competition and the need to more aggressively promote ActiveShopper may require higher budgets than expected and therefore negatively affect our cash flows.

Our continuation as a going concern, however, is dependent upon, among other things, our ability to obtain additional financing when and as needed and to generate sufficient cash flow to meet our obligations on a timely basis. No assurance can be given that we will be able to obtain such financing on acceptable terms. Our independent registered public accounting firms, in their reports on our financial statements for the years ended December, 2006 and 2005, expressed substantial doubt about our ability to continue as a going concern. These circumstances could complicate our ability to raise additional capital. Our financial statements do not include any adjustments to the carrying amounts of our assets and liabilities that might result from the outcome of this uncertainty.

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

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"), which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB No. 109,"Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company does not expect the adoption of this pronouncement to have a material effect on the financial position or results of operations of the Company.

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements". This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurement. The implementation of this guidance is not expected to have any impact on the Company's consolidated financial statements.

In September 2006, FASB issued SFAS 158 'Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans--an amendment of FASB Statements No. 87, 88, 106, and 132(R)' This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements: (1) a brief description of the provisions of this Statement; (2) the date that adoption is required and (3) the date the employer plans to adopt the recognition provisions of this Statement, if earlier. The Company does not expect the adoption of this pronouncement to have a material effect on the financial position or results of operations of the Company.

ITEM 7. FINANCIAL STATEMENTS

The financials statements of our company for the years ended December 31, 2006 and 2005 are attached hereto following the signature page commencing on page F-1.

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

LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROL

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material errors. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations on all internal control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of internal control is also based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in circumstances, and/or the degree of compliance with the policies and procedures may deteriorate. Because of the inherent limitations in a cost effective internal control system, financial reporting misstatements due to error or fraud may occur and not be detected on a timely basis.

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in the above paragraph.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following table sets forth information concerning our directors and executive officer :

Name	Age	Position
Eliron Yaron	38	Chairman, Principal Executive Officer and Principal Financial And Accounting Officer

Issac Maizel	26	Director

Yossi Levi	26	Director

Eliron Yaron, age 38, has been the chairman of our board of directors, Principal Executive Officer and Principal Financial and Accounting Officer since company's inception date in August 2001. Prior to join us, from 1996 through 2001, he was the founder and Chief Executive Officer of Shelron Internet Ltd., a web project oriented company. Prior to that time, since 1993, he has engaged in either founding web related business or working in related technology areas. Eliron Yaron has served on the boards of Internet companies in the US and Israel, and has advised venture capital funds and investment companies on IT and Internet related investments and marketing.

Issac Maizel, age 26, has worked since 2001 as a computer network consultant, with an expertise in large networks implementation.

Yossi Levi, age 26, has worked since 2001 as a E-learning consultant, and as an internet advertising salesman.

THE COMMITTEES

The Board of Directors does not have a Compensation, Audit or Nominating Committee, and the usual functions of such committees are currently performed by the Board of Directors. The directors have determined that at present we do not have an audit committee financial expert. The directors believe that they are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we have been seeking and continue to seek appropriate individuals to serve on the Board of Directors and the Audit Committee who will meet the requirements necessary to be an independent financial expert.

EXECUTIVE OFFICERS OF OUR COMPANY

Officers are appointed to serve at the discretion of the Board of Directors. Mr. Eliron Yaron currently serves as our president and sole executive officer.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company's executive officers, directors and persons who beneficially own more than 10% of a registered class of the Company's equity securities to file with the Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Such persons are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they filed. Based solely upon a review of (i) Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16a-3(e), promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), during the Company's fiscal year ended December 31, 2006, and (ii) Forms 5 and amendments thereto and/or written representations furnished to us by any director, officer or 10% security holder of the Company (collectively "Reporting Persons") stating that he or she was not required to file a Form 5 during the Company's fiscal year ended December 31, 2006, it has been determined that all officers, directors and persons who beneficially own more than 10% of a registered class of the Company's equity securities have met their reporting obligations set forth in Section 16(a) of the Exchange Act.

ITEM 10. EXECUTIVE COMPENSATION.

The Summary Compensation Table below sets forth compensation paid by the Company for the fiscal years ended December 31, 2006, 2005 and 2004 for services to its principal executive officer and other executive officers who received a total annual salary and bonus which exceeded $100,000.

SUMMARY COMPENSATION TABLE

NAME AND POSITION	YEAR	ANNUAL AND TOTAL COMPENSATION

Eliron Yaron,
Chairman, Principal Executive	2006	$170,792	(1)
Officer and Principal Financial	2005	$156,000
And Accounting Officer	2004	$156,000

(1) Includes $14,792 of compensation paid by the Company's subsidiary in Israel.

Mr. Yaron did not receive a bonus or any type of other compensation, not mentioned above, for the three years presented.

OPTION GRANTS IN 2006

None of the Named Executive Directors were granted any options during the year ended December 31, 2006.

AGGREGATE OPTIONS EXERCISED IN 2006 AND 2006 YEAR END VALUES

Not applicable.

EQUITY COMPENSATION PLAN INFORMATION

Not applicable

EXECUTIVE EMPLOYMENT

In March 2005, we entered into a consulting agreement with Hull Services Inc. ("Hull"), a company wholly-owned and controlled by Eliron Yaron, the Chairman of the Board of Directors and the Principal Executive Officer of the Company. Pursuant to the terms of this Consulting Agreement, we pay to the consultant $156,000 per annum in installments of $3,000 per week, in addition to reimbursing all reasonable expenses incurred in connection with services rendered on behalf of our Company. The agreed compensation accrues and is paid when funds for such payments are available. As of December 31, 2006, accrued and outstanding fees to Hull are $4,467. The agreement continues in effect through March 2007 and contains certain customary confidentiality and non-compete provisions. The agreement is renewed automatically for successive one year periods until either party gives the other a 180-day prior written notice of its intent to terminate the agreement. As of December 31, 2006, no prior written notice with the intent to terminate the agreement was provided. Therefore the consulting agreement has been automatically extended until March 2008.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of March 27, 2007, concerning all persons known by us to own beneficially more than 5% of our Common Stock and concerning shares beneficially owned by each director and named executive officer and by all directors and executive officers as a group. Unless expressly indicated otherwise, each shareholder exercises sole voting and investment power with respect to the shares beneficially owned.

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

The address of each executive officer and director is 7 Tfuzot Israel, Givataim, Israel We have calculated the percentages of shares beneficially owned based on 410,688,645 shares of common stock outstanding at March 27, 2007.

Name and Address of Beneficial Owner	Shares of Common Stock	Percentage Ownership of Shares of Common Stock (1)	Shares of Preferred Stock (2)	Voting Power of Shares of Preferred Stock
Executive Offices and Directors
Eliron Yaron	29,365,500	7.17%	1,000,000	52%
Issac Maizel	0		0
Yossi Levi	0		0
All Executive Officers and Directors as a group (3 persons)	29,365,500	7.17%	1,000,000	52%
5% Stockholders
Joseph Corso	89,000,000	21.72%	0	*

All Executive Officers, Directors and 5% Stockholders as a group (2 persons)	118,365,500	28.89%	1,000,000	52%

*	less than one percent (1%).

(1) Percentage of beneficial ownership as to any person as of a particular date is calculated by dividing the number of shares of common stock issued and outstanding of such person as of such date and the number of unissued shares as to which such person has the right to acquire voting and/or investment power within 60 days, by the total issued and outstanding shares of common stock of the Company at such date.

(2) Comprised of 1,000,000 shares of common stock issuable upon the conversion of 1,000,000 shares of Series A Preferred Stock issued to Hull, a company wholly-owned and controlled by Mr. Yaron. As the sole stockholder of Hull, Mr. Yaron may be deemed a beneficial owner of the shares of Common Stock issuable upon conversion of the Series A Preferred Stock.

(3) Derived from a Schedule 13G filed by Joseph Corso on January 4, 2007. The address of such person is: 15 Ottavio, Promenade, Staten Island, NY 10307, US.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In March 2005, we entered into a consulting agreement with Hull, a company wholly-owned and controlled by Eliron Yaron, the Chairman of the Board of Directors and the Principal Executive Officer of the Company. Pursuant to the terms of this Consulting Agreement, we pay to Hull $156,000 per annum in installments of $3,000 per week, in addition to reimbursing all reasonable expenses incurred in connection with services rendered on behalf of our Company. The agreed compensation accrues and is paid when funds for such payments are available. The agreement continues in effect through March 2007 and contains certain customary confidentiality and non-compete provisions. The agreement is renewed automatically for successive one year periods until either party gives the other a 180-day prior notice of its intent to terminate the agreement. As of December 31, 2006, no prior written notice with the intent to terminate the agreement was provided. Therefore the consulting agreement has been automatically extended until March 2008.

On December 29, 2006, the Company was indebted to Hull in the amount of $444,466 for accrued compensation and other advances to Hull as of November 30, 2006 (the "Debt"). On December 29, 2006, the parties agreed to settle the Debt in exchange for the issuance of 63,187,111 restricted shares of the Company's common stock. Such issuance was approved by the Company's board of directors. On March 26, 2007, the Company and Hull agreed to reduce the number of shares to be issued to Hull in consideration for and in settlement of the Debt from 63,187,111 to 19,000,000. On the same date, the Company and Hull entered into an amended and restated settlement agreement to amend and supercede the terms of any previous settlement agreement entered into between the parties.

As of December 31, 2006, the Company owes Hull $4,467.

In January 2005, the Company privately placed 18,500,000 shares of its common stock par value $0.001 per share (the “Common Stock”) with Mr. Joseph Corso, an accredited investor, for gross proceeds of $1.5 million pursuant to a subscription agreement dated January 4, 2005. Under the terms of the subscription agreement, the Company agreed to file a registration statement under the Securities Act of 1933, as amended covering the resale of the shares within 90 days of the closing date, which period was subsequently extended to December 31, 2005. In addition, the subscription agreement provided that if the Company did not file the registration statement by such date, it would be liable for penalties.

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

In addition, in connection with the Corso subscription agreement described above, the Company entered into a finder’s agreement pursuant to which the Company issued 850,000 shares of its Common Stock to an individual as compensation for that individual’s services in introducing the Company to the investor and the consummation of the transaction described above. Finder's fees in the amount of $850 have been charged to equity in 2005.

By December 31, 2005, the Company had not filed a registration statement and therefore, penalties incurred in the amount of 100,000 shares of Common Stock per each delaying month.

Penalties totaling $17,000, as measured at the fair value of the common stock, were accrued and charged to financial expenses for the three month period ended March 31, 2006. On April 24, 2006, the accrued liability was reclassified as a contribution to capital with the elimination of the penalties by the accredited investor at that date.

On April 24, 2006, Mr. Corso, executed a letter agreement with the Company to clarify and amend the subscription agreement and the financial advisory agreement, dated January 4, 2005 (the "Agreements"), a first extension letter, dated May 10, 2005 and a second extension letter, dated June 7, 2005 (the "Extension Letters"). The April 24, 2006 letter agreement serves to clarify the following: (i) that the Extension Letters were amendments to the Agreements which provided that all matters relating to the timing of the filing of the registration statement covering the shares issued to Mr. Corso under the Agreements are within the Company’s control so that the Company can use its best efforts to file the registration statement; (ii) that Mr. Corso irrevocably agreed not to rescind the Agreements, or otherwise demand repayment of the purchase price for the shares issued in connection with the Agreements due to Company’s failure to register the shares as was contemplated in the Agreements; and that (iii) any references in the Extension Letters to penalties that might be triggered or accrue as a result of not filing on a timely basis are eliminated by the letter agreement.  The $1.5 million gross proceeds received pursuant to the subscription agreement dated January 4, 2005, have been classified as permanent equity in the accompanying balance sheet in accordance with EITF D-98, on April 24, 2006.

In July 2005, the Company privately placed 4,500,000 shares of its common stock par value $0.001 per share (the “Common Stock”) with an accredited investor for gross proceeds of $300,000 pursuant to a subscription agreement dated July 16, 2005. The investor has been granted piggyback registration rights.

In connection with this subscription agreement, the Company entered into a finder’s agreement pursuant to which the Company issued 200,000 shares of its Common Stock to an individual as compensation for that individual’s services in introducing the Company to the investor and the consummation of the transaction described above. Finder's fees in the amount of $200 have been charge to equity.

ITEM 13. EXHIBITS

Exhibit Number	Description
3.1	Certificate of Incorporation of the Company. (1)

3.2	Bylaws of the Company. (1)

3.3	Certificate of Amendment of Certificate of Incorporation.

4.1	Certificate of Designation of the Company.(2)

10.1	Stock Purchase Agreement. (3)

10.2	Debentures dated October 31, 2001. (2)

10.3	Subscription Agreement dated as of January 4, 2005 between the Company and Joseph Corso. (5)

10.4	Financial Advisory Agreement dated as of January 4, 2005 between the Company and Joseph Corso. (5)

10.5	Consulting Agreement dated as of March 1, 2005 between the Company and Hull Services, Inc. (5)

10.6	Letter Agreement, dated April 24, 2006, by and between Joseph Corso and Shelron Group, Inc. (6)

10.7	Extension letter, dated May 10, 2005, by Joseph Corso (6)

10.8	Extension letter, dated June 7, 2005, by Joseph Corso (6)

14	Code of Ethics. (4)

31	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

ITEM 14. PRINCIPAL ACCOUNTANT AND FEES

From July 17, 2006 and through the subsequent periods for fiscal year ended December 31, 2006, our principal independent auditor was Rotenberg Meril Solomon Bertiger & Guttilla, P.C. ("RMSBG). During fiscal year ended December 31, 2005, and during the three month ended March 31, 2006 in fiscal year 2006, our principal independent auditor was Goldstein Golub Kessler LLP ("GGK"). The following are the services provided and the amount billed:

AUDIT FEES

The aggregate fees billed or to be billed by RMSBG for professional services rendered for the audit of the Company's annual financial statements for the fiscal year ended December 31, 2006, and for the review of the financial statements included in the Company's Quarterly Reports on Form 10-QSB for the six and nine month periods ended June 30, 2006 and September 30, 2006, respectively, during fiscal years 2006 were $40,000.

The aggregate fees billed by Goldstein Golub Kessler LLP for professional services rendered for the review of the financial statements included in the Company's Quarterly Reports on Form 10-QSB for the three month period ended March 31, 2006, the audit of the Company's annual financial statements for the fiscal year ended December 31, 2005, and for the review of the financial statements included in the Company's Quarterly Reports on Form 10-QSB for fiscal year 2005 were $45,500.

AUDIT RELATED FEES

Other than the fees described under the caption "Audit Fees" above, RMSBG and GGK did not bill any fees for services rendered to us during fiscal years 2006 and 2005 for assurance and related services in connection with the audit or review of our consolidated financial statements.

TAX FEES

There were no fees billed by RMSBG and GGK for tax services rendered during the fiscal years ended December 31, 2006 and 2005, respectively.

ALL OTHER FEES

There were no fees billed by RMSBG and GGK for other professional services rendered during the periods for fiscal years ended December 31, 2006 and 2005, respectively.

PRE-APPROVAL OF SERVICES

We do not have an audit committee. Our Board of Directors pre-approves all services, including both audit and non-audit services, provided by our independent accountants. For audit services, each year the independent auditor provides our Board of Directors with an engagement letter outlining the scope of the audit services proposed to be performed during the year, which must be formally accepted by the Board of Directors before the audit commences The independent auditor also submits an audit services fee proposal, which also must be approved by the Board of Directors before the audit commences.

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHELRON GROUP, INC.

Dated: March 30, 2007	By:	/s/ Eliron Yaron
Eliron Yaron Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Company and in the capacities and on the date indicated.

Signature	Capacity	Date

/s/ Eliron Yaron Eliron Yaron	Chairman and Director	March 30, 2007

Issac Maizel	Director	March 30, 2007

Yossi Levi	Director	March 30, 2007

SHELRON GROUP INC. AND SUBSIDIARIES
(a development stage company)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firms	F-2 - F-3

Consolidated Financial Statements:

Balance Sheets	F-4

Statements of Operations	F-5

Statements of Stockholders' Equity (Deficiency)	F-6 - F-11

Statements of Cash Flows	F-12

Notes to Consolidated Financial Statements	F-13 - F-22

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and Stockholders of
Shelron Group Inc.

We have audited the accompanying consolidated balance sheet of Shelron Group Inc. and Subsidiaries (a development stage company) (the “Company”) as of December 31, 2006 and the related consolidated statements of operations, changes in stockholders’ equity (deficiency) and cash flows for the year then ended and for the period from August 21, 2001 (date of inception) through December 31, 2006. The consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated balance sheet as of December 31, 2005 and the consolidated statements of operations, changes in stockholders’ equity (deficiency) and cash flows of the Company for the period from August 21, 2001 (date of inception) through December 31, 2005 were audited by other auditors whose report dated March 31, 2006 (except for the third paragraph of footnote 9 as to which the date is April 14, 2006) on those statements included an explanatory paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and the results of their operations and cash flows for the year then ended and for the period from August 21, 2001 (date of inception) to December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s recurring losses from operations, stockholders' deficiency and working capital deficiency raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rotenberg Meril Solomon Bertiger & Guttilla, P.C.
ROTENBERG MERIL SOLOMON BERTIGER & GUTTILLA, P.C.

Saddle Brook, New Jersey March 28, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and Stockholders of
Shelron Group Inc.

We have audited the accompanying consolidated balance sheet of Shelron Group Inc. and Subsidiaries (a development stage company) as of December 31, 2005 and the related consolidated statements of operations, changes in stockholders’ equity (deficiency) and cash flows for the year then ended and for the period from August 21, 2001 (date of inception) through December 31, 2005. The consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Shelron Group, Inc. and Subsidiaries as of December 31, 2005 and the results of their operations and cash flows for the year then ended and for the period from August 21, 2001 (date of inception) through December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 of notes to consolidated financial statements, the Company has suffered recurring losses from operations, has a stockholders' deficiency and a working capital deficiency that raise substantial doubt about their ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Goldstein Golub Kessler LLP
New York, New York

March 31, 2006 (except for the 3rd paragraph of footnote 9 as to which the date is April 24, 2006)

SHELRON GROUP INC. AND SUBSIDIARIES
(a development stage company)

CONSOLIDATED BALANCE SHEETS

	December 31, 2006	December 31, 2005
Current Assets

Cash	$289,083	$791,713
Note receivable	—	6,350
Accounts receivable	346,532	324,437
Other current assets	24,819	37,783

Total Current Assets	660,434	1,160,283

Property and Equipment, net of accumulated depreciation of $139,612 and $103,983, respectively	82,879	118,508

Intangible assets, net of amortization of $6,000
and $2,000, respectively	34,000	38,000

Other asset	18,132	17,711

Deferred tax asset, net of valuation allowance of $1,597,000 and $1,289,000, respectively	—	—

Total Assets	$795,445	$1,334,502

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities:

Accounts payable and accrued expenses	$252,783	$148,409
Due to stockholders	20,065	411,907
Subscriptions payable	6,000	6,000
Deferred revenues	—	72,500

Total Current Liabilities	278,848	638,816

Common Stock, subject to registration requirement, $0.001 par value 18,500,000 shares issued and outstanding	—	1,500,000

	—	1,500,000

Commitment

Stockholders' Equity (Deficiency):

Series A convertible preferred stock, $.001 par value, Authorized
10,000,000 shares, Issued and outstanding 1,000,000 shares	1,000	1,000
Common stock, par value $.001 per share
Authorized 500,000,000 shares;
Issued and outstanding 409,789,359 and
364,987,531 shares, respectively	409,788	364,987
Additional paid-in capital	5,016,844	2,822,676
Deficit accumulated during the development stage	(4,911,035)	(3,992,977)
Total Stockholders' Equity (Deficiency)	516,597	(804,314)

Total Liabilities and
Stockholders' Equity (Deficiency)	$795,445	$1,334,502

The accompanying notes to consolidated financial statements are an integral part of these statements.

SHELRON GROUP INC. AND SUBSIDIARIES
(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,		For the period from August 21, 2001 (date of inception) through December 31,
	2006	2005	2006

Revenue	$1,115,414	$374,261	$1,528,344

Operating Expenses:

Consulting fees	296,571	576,232	1,558,497
Research and development	132,336	322,224	614,108
Employment compensation	170,792	156,000	819,292
Professional fees	297,044	192,097	772,189
Marketing and advertising	840,785	365,441	1,326,350
Office and general expenses	162,273	148,084	463,917
Rent	72,873	49,788	152,415
Depreciation and amortization	39,629	39,340	160,613
Insurance	22,500	22,500	45,000
Bad debt expense	—	—	1,260
Total Operating Expenses	2,034,803	1,871,706	5,913,641
Loss from operations	(919,389)	(1,497,445)	(4,385,297)

Other income (expense):
Interest expense	(8,435)	(2,221)	(548,189)
Registration penalty	(17,000)	—	(17,000)
Interest income	26,766	22,844	49,610

Total other income (expense)	1,331	20,623	(515,579)

Net loss	(918,058)	(1,476,822)	(4,900,876)

Stock dividend	—	—	10,159
Net loss applicable to common stockholders	$(918,058)	$(1,476,822)	$(4,911,035)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.02)
Weighted average number of
shares outstanding - basic and diluted	387,072,295	345,202,778	220,695,123

The accompanying notes to consolidated financial statements are an integral part of these statements.

SHELRON GROUP INC. AND SUBSIDIARIES
(a development stage company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

Year 2001 :

	Preferred Stock			Common Stock			Deficit Accumulated
	Number of Shares	Amount	Price Per Share	Number of Shares	Amount	Additional Paid-in Capital	During The Development Stage	Stockholders' Deficiency
Stockholders equity of TTTTickets Holding Corp. on date of merger	—	—	—	10,066,990	$10,067	10,729	(20,796)	—
Adjustment upon merger with B-Park Communications, Inc.	—	—	—	—	—	(20,796)	20,796	—
Beneficial conversion feature in connection with issuance of Debentures	—	—	—	—	—	214,285	—	214.285
Conversion of Debentures to common stock	—	—	0.001	1,600,000	1,600	(1,440)	—	160
Shares place in escrow as security for Debentures	—	—	—	9,000,000	—	—	—	—
Issuance of Series A Preferred Stock	1,000,000	1,000	—	—	—	—	—	1,000
Beneficial conversion on conversion of Debentures to common stock	—	—	—	—	—	234,275	—	234,275
Net loss	—	—	—	—	—	—	(754,941)	(754,941)
Balance at December 31, 2001	1,000,000	$1,000	—	20,666,990	$11,667	$437,053	$(754,941)	$(305,221)

The accompany notes to consolidated financial statements are an integral part of these statements.

SHELRON GROUP INC. AND SUBSIDIARIES
(a development stage company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

Year 2002 :

	Preferred Stock			Common Stock			Deficit Accumulated
	Number of Shares	Amount	Price Per Share	Number of Shares	Amount	Additional Paid-in Capital	During The Development Stage	Stockholders' Deficiency
Balance at January 1, 2002	1,000,000	$1,000	—	20,666,990	$11,667	$437,053	$(754,941)	$(305,221)
Conversion of Debentures to common stock	—	—	0.003-0.009	7,667,513	7,667	52,333	—	60,000
Issuance of shares for consulting fees	—	—	0.004-0.019	11,400,000	11,400	171,660	—	183,060
Beneficial conversion feature in connection with issuance of Debentures	—	—	—	—	—	10,714	—	10,714
Issuance of common stock for cash	—	—	0.001	39,546,296	39,546	(2,546)	—	37,000
Accrued interest on Debentures paid through the issuance of common stock	—	—	0.001	265,497	266	1,920	—	2,186
Net loss	—	—	—	—	—	—	(691,262)	(691,262)
Balance at December 31, 2002	1,000,000	$1,000	—	79,546,296	$70,546	$671,134	$(1,446,203)	$(703,523)

The accompany notes to consolidated financial statements are an integral part of these statements.

SHELRON GROUP INC. AND SUBSIDIARIES
(a development stage company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

Year 2003 :

	Preferred Stock			Common Stock			Deficit Accumulated
	Number of Shares	Amount	Price Per Share	Number of Shares	Amount	Additional Paid-in Capital	During The Development Stage	Stockholders' Deficiency
Balance at January 1, 2003	1,000,000	$1,000	—	79,546,296	$70,546	$671,134	$(1,446,203)	$(703,523)

Conversion of debentures to common stock	—	—	0.0001-0.0065	72,619,628	84,043	87,171	—	171,214

Issuance of shares for consulting fees	—	—	0.0025	13,100,000	13,100	19,500	—	32,600

Accrued interest on debentures paid through the issuance of common stock	—	—	0.0021- 0.0065	2,852,814	428	10,605	—	11,033

Dividend paid through the issuance
of common stock	—	—	—	10,158,926	10,159	—	(10,159)	—

Security transfer fee paid through the issuance
of common stock	—	—	0.00298	250,000	251	494	—	745

Beneficial conversion feature in connection with issuance of debentures	—	—	—	—	—	16,928	—	16,928

Net loss	—	—	—	—	—	—	(413,876)	(413,876)

Balance at December 31, 2003	1,000,000	$1,000	—	178,527,664	$178,527	$805,832	$(1,870,238)	$(884,879)

The accompany notes to consolidated financial statements are an integral part of these statements.

SHELRON GROUP INC. AND SUBSIDIARIES
(a development stage company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

Year 2004 :

	Preferred Stock			Common Stock			Deficit Accumulated
	Number of Shares	Amount	Price Per Share	Number of Shares	Amount	Additional Paid-in Capital	During The Development Stage	Stockholders' Deficiency

Balance at January 1, 2004	1,000,000	$1,000	—	178,527,664	$178,527	$805,832	$(1,870,238)	$(884,879)

Conversions of debentures into common stock	—	—	0.0025-0.0028	99,000,000	99,000	169,950	—	268,950

Issuance of common stock for cash	—	—	0.01-0.05	27,974,541	27,975	584,025	—	612,000

Issuance of common stock for note receivable	—	—	0.015-0.019	2,386,333	2,386	37,614	—	40,000

Issuance of common stock for consulting fees and services	—	—	0.01667-0.11000	2,455,555	2,456	101,877	—	104.333

Net loss	—	—	—	—	—	—	(645,917)	(645,917)

Balance at December 31, 2004	1,000,000	$1,000	—	310,344,093	$310,344	$1,699,298	$(2,516,155)	$(505,513)

The accompany notes to consolidated financial statements are an integral part of these statements.

SHELRON GROUP INC. AND SUBSIDIARIES
(a development stage company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

Year 2005 :

	Preferred Stock			Common Stock			Deficit Accumulated
	Number of Shares	Amount	Price Per Share	Number of Shares	Amount	Additional Paid-in Capital	During The Development Stage	Stockholders' Deficiency

Balance at January 1, 2005	1,000,000	$1,000	—	310,344,093	$310,344	$1,699,298	$(2,516,155)	$(505,513)

Conversions of debentures into common stock	—	—	0.00272	30,000,000	30,000	51,450	—	81,450

Issuance of common stock for cash	—	—	0.06667	4,500,000	4,500	295,500	—	300,000

Proceeds from adjustment of the price per share for the issuance of common stock on March 15, 2004	—	—	—	—	—	26,000	—	26,000

Issuance of common stock for notes receivable	—	—	0.02000	2,000,000	2,000	38,000	—	40,000

Issuance of common stock for loans payable	—	—	0.10000	215,000	215	21,285	—	21,500

Issuance of common stock for consulting fees and services	—	—	0.00100-0.08108	17,928,438	17,928	691,143	—	709,071

Net loss	—	—	—	—	—	—	(1,476,822)	(1,476,822)

Balance at December 31, 2005	1,000,000	$1,000	—	364,987,531	$364,987	$2,822,676	$(3,992,977)	$(804,314)

The accompany notes to consolidated financial statements are an integral part of these statements.

SHELRON GROUP INC. AND SUBSIDIARIES
(a development stage company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

Year 2006 :

	Preferred Stock			Common Stock			Deficit Accumulated
	Number of Shares	Amount	Price Per Share	Number of Shares	Amount	Additional Paid-in Capital	During The Development Stage	Stockholders' Deficiency

Balance at January 1, 2006	1,000,000	$1,000	—	364,987,531	$364,987	$2,822,676	$(3,992,977)	$(804,314)

Issuance of common stock for debenture payable	—	—	0.007	19,000,000	19,000	425,466	—	444,466

Issuance of common stock for consulting fees and services	—	—	0.01-0.05	7,301,828	7,301	249,481	—	256,782

Issuance of stock options for consulting fees and services	—	—	—	—	—	20,721	—	20,721

Reclassification of common stock from temporary equity	—	—	0.081	18,500,000	18,500	1,481,500	—	1,500,000

Forgiveness of registration penalties	—	—	—	—	—	17,000	—	17,000

Net loss	—	—	—	—	—	—	(918,058)	(918,058)

Balance at December 31, 2006	1,000,000	$1,000	—	409,789,359	$409,788	$5,016,844	$(4,911,035)	$516,597

The accompany notes to consolidated financial statements are an integral part of these statements.

SHELRON GROUP INC. AND SUBSIDIARIES
(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,		For the period from August 21, 2001 (date of inception) through December 31,
	2006	2005	2006

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(918,058)	$(1,476,822)	$(4,900,876)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash revenue	—	—	(26,500)
Consulting fees financed through note payable	—	—	30,000
Noncash consulting, professional and advisory financial fees	280,132	709,070	1,255,195
Noncash expenses	—	—	55,745
Amortization of original issue discount and beneficial conversion feature	—	—	545,976
Amortization of deferred finance costs	—	—	15,000
Depreciation and amortization	39,629	39,340	145,613
Changes in operating assets and liabilities:
Increase in accounts receivable	(22,095)	(316,955)	(346,533)
(Increase) decrease in other current assets	12,964	(37,783)	(24,819)
Increase (decrease) in accounts payable and accrued expenses	118,745	7,088	252,374
Increase in due to stockholders	52,624	40,881	464,531
Increase (decrease) in deferred revenues	(72,500)	72,500	—
Net cash used in operating activities	(508,559)	(962,681)	(2,534,294)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(16,304)	(39,991)
Acquisition of software	—	—	(150,000)
Investment in trademarks and domains	—	(40,000)	(40,000)
Payment of security deposit	(421)	(17,711)	(18,132)
Net cash used in investing activities	(421)	(74,015)	(240,123)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debentures	—	—	512,000
Proceeds from issuance of common stock	—	1,826,000	2,495,000
Increase in stock subscriptions payable	—	—	6,000
Payment of deferred finance fees	—	—	(15,000)
Proceeds from note receivable	6,350	20,000	26,350
Proceeds from notes payable	—	—	105,150
Payment of notes payable	—	(61,000)	(66,000)
Net cash provided by financing activities	6,350	1,785,000	3,063,500

Net (decrease) increase in cash	(502,630)	748,304	289,083

Cash at the beginning of period	791,713	43,409	—
Cash at the end of period	$289,083	$791,713	$289,083

The accompany notes to consolidated financial statements are an integral part of these statements.

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:

Consulting fees financed through notes payable	$—	$—	$30,000
Consulting fee paid in exchange for series A preferred stock issuance	$—	$—	$1,000
Conversion of debentures and related interest to common stock	$—	$81,450	$583,960
Consulting and professional fees paid in exchange
for shares of common stock	$280,132	$384,746	$929,871
Financial advisory fees paid in exchange for shares of common stock	$—	$324,324	$324,324
Advertising fees paid in exchange for shares of common stock	$—	$—	$55,000
Noncash dividend	$—	$—	$10,159
Issuance of common stock for a note receivable	$—	$6,350	$26,350
Issuance of common stock for notes payables	$—	$42,650	$42,650
Issuance of common stock for accrued consulting fees	$14,372	$12,500	$26,872
Issuance of common stock for accrued compensation to a stockholder	$444,466	$—	$444,466

The accompanying notes to consolidated financial statements are an integral part of these statements.

SHELRON GROUP INC. AND SUBSIDIARIES
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

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
December 31, 2006

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has incurred losses of $918,058, $1,476,822 and $4,911,035 for the years ended December 31, 2006 and 2005 and for the period from August 21, 2001 (date of inception) through December 31, 2006, respectively, which raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required. The outcome of these uncertainties cannot be assured.

The financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that management will be successful in implementing its business plan or that the successful implementation of such business plan will actually improve the Company's operating results.

In January 2005 and in July 2005, the Company received net proceeds of approximately $1,500,000 and $300,000, respectively, from the private placement of its securities. These financings are further discussed in Note 7 below. Management of the Company believes that available cash resources on hand will enable the Company to maintain operations as presently conducted through December 31, 2007.

SHELRON GROUP INC. AND SUBSIDIARIES
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

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

Accounts Receivable

Accounts receivable are reported at their outstanding unpaid principal balances reduced by an allowance for doubtful accounts. The Company estimates doubtful accounts based on historical bad debts, factors related to specific customers' ability to pay, and current economic trends. The Company writes off accounts receivable against the allowance when a balance is determined to be uncollectible. At December 31, 2006 and 2005, management considered accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts was provided for.

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

SHELRON GROUP INC. AND SUBSIDIARIES
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

Revenue Recognition

The Company's revenue comprises service revenue and the management of advertising campaigns, both of which are related to ActiveShopper.

Service revenue primarily derives from the implementation of partnership agreements according to which the Company provides a service of directing traffic to merchants' websites. Service revenue is primarily based on a pay-per-click model, reported at their net values to the Company, which represent the revenues the Company is entitled to receive according to the partnership agreements. In order to recognize service revenue the following criteria must be met: the partnership agreement must be signed by the customer, the signed agreement must specify the fees to be received for the services, the service has been performed and accepted by the customer, no significant Company obligations remain and collectibility is probable.

Management of advertising campaign revenues primarily relates to advertising through ActiveShopper websites. In order to recognize management of advertising campaigns revenue, the following criteria must be met: an agreement must be signed by the customer, the signed agreement must specify the fees to be received, consultancy and management have been provided and accepted by the customer, no significant Company obligations remain and collectibility is probable.

When the above stated revenue recognition criteria are not met, the Company records deferred revenue.

Research and Development

Costs incurred in connection with the research and development of the Company's products are expensed as incurred.

Marketing and Advertising

Marketing and advertising costs are expensed as incurred.

Income Taxes

Income taxes are accounted for under the liability method. Under this method, deferred tax assets and liabilities are recorded based on the temporary differences between the financial statement and the tax bases of assets and liabilities and for operating loss carryforward measured using the enacted tax rates in effect for the year in which the differences are expected to reverse. The Company periodically evaluates whether its net deferred tax assets will be realized and records a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

SHELRON GROUP INC. AND SUBSIDIARIES
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

The company has recorded a full valuation allowance against the deferred tax asset arising from the operating losses incurred through December 31, 2006.

Earnings (loss) per share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share give effect to dilutive convertible securities, options, warrants and other potential common stock outstanding during the period, only in periods in which such effect is dilutive. The following securities have been excluded from the calculation of net loss per share, as their effect would be antidilutive:

	2006	2005

Series A convertible preferred stock	1,000,000	1,000,000
Options (weighted average)	518,750	—

Stock-based Compensation

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 123R "Share Based Payment". This statement is a revision of SFAS Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest and will be reflected as compensation expense in the financial statements. This statement is effective for public entities that file as small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005, and as adopted by the Company commencing January 1, 2006. There were no employee options granted in either 2006 or 2005.

Stock options granted to non-employees are recorded at their fair value, as determined in accordance with SFAS No. 123 and Emerging Issues Task Force Consensus No. 96-18, and recognized over the related service period. See Note 8.

Fair Value of Financial Instruments

Substantially all of the Company's financial instruments, consisting primarily of current receivables, accounts payable and accrued expenses are carried at, or approximate, fair value because of their short-term nature.

Recently Issued Accounting Pronouncements

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

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"), which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB No. 109,"Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company does not expect the adoption of this pronouncement to have a material effect on the financial position or results of operations of the Company.

SHELRON GROUP INC. AND SUBSIDIARIES
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements". This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurement. The implementation of this guidance is not expected to have any impact on the Company's consolidated financial statements.

In September 2006, FASB issued SFAS 158 'Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)' This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements: (1) a brief description of the provisions of this Statement; (2) the date that adoption is required and (3) the date the employer plans to adopt the recognition provisions of this Statement, if earlier. The Company does not expect the adoption of this pronouncement to have a material effect on the financial position or results of operations of the Company.

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment, at cost, at December 31, 2006 and 2005 consists of:

December 31,	2006	2005	useful life
Software	$150,000	$150,000	5	years
Office Equipment	24,725	24,725	3-7	years
Computer Equipment	24,360	24,360	3	years
Furniture and fixtures	23,406	23,406	5-10	years
	222,491	222,491
Less - accumulated depreciation and amortization	139,612	103,983
	$82,879	$118,508

Depreciation and amortization amounted to $35,629 and $37,340 for the years ended December 31, 2006 and 2005, respectively.

SHELRON GROUP INC. AND SUBSIDIARIES
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

NOTE 3 - TRADEMARKS AND DOMAIN NAMES

On April 18, 2005, the Company entered into an agreement with Infospace, Inc. to purchase the rights, title and interest of Infospace, Inc. in the U.S. and foreign trademarks, trade names and service marks for "ActiveShopper" and the domain names activeshopper.com, activeshopper.org, active-shop.com, active-shopper.com, active-shopper.net and active-shopper.org. The Company made a one-time payment of $40,000. The trademarks and domain names are being amortized on a straight-line basis over ten years.

Amortization totaled $4,000 and $2,000 for the years ended December 31, 2006 and 2005, respectively. Amortization for the next five years and thereafter is expected to be as follows: $4,000 for the years 2007 through 2011 and $14,000 thereafter.

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31,
	2006	2005

Legal	$1,059	$1,630
Interest	300	9,465
Rent and related expenses	23,424	5,400
Accounting and auditing fees	19,987	13,055
Consulting expenses	26,668	25,785
Marketing expenses	168,995	51,407
Other	12,350	41,667
Total	$252,783	$148,409

NOTE 5 - DUE TO STOCKHOLDER
Hull Services, Inc. ("Hull")

The Company is controlled by Hull, a company wholly-owned by the Company's chairman/principal executive officer/principal financial and accounting officer. In March 2005, the Company entered into a consulting agreement with Hull. Pursuant to the terms of the agreement, Hull receives consulting fees totaling $156,000 per annum in installments of $3,000 per week. Due to stockholder represents accrued but unpaid consulting as well as other loans payable made by Hull. On August 9, 2005, the Company received written notice from Hull that Hull desired to convert the balance due into shares of the Company's Common Stock. The Company and Hull reached an agreement on December 29, 2006. The Company issued Hull 19,000,000 restricted shares of Common Stock valued at $444,466 in consideration of accrued consulting services and other loans payable.

For each of the years ended December 31, 2006 and 2005, consulting services totaled $156,000. Such amounts are reflected on the statements of operations as employment compensation. At December 31, 2006 and 2005, the Company owed Hull $4,467 and $411,907, respectively.

Eliron Yaron

Mr. Yaron is the Company's chairman/principal executive officer/principal financial and accounting officer. At December 31, 2006, Mr. Yaron was owed $15,598.

SHELRON GROUP INC. AND SUBSIDIARIES
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

NOTE 6 - CONVERTIBLE PREFERRED STOCK

On November 8, 2001, the Company filed a Certificate of Designation with the State of Delaware authorizing the issuance of one series of Preferred Stock (the "Series A Preferred Stock") consisting of 1,000,000 shares. All 1,000,000 shares of Series A Preferred Stock were issued to Hull. The holder of the Series A Preferred Stock is entitled to vote along with the holders of common stock as one class on all matters for which the stockholders of the Company shall vote. The holder of Series A Preferred Stock is entitled to a vote representing 52% of the total shares entitled to vote by all holders of the then outstanding shares of common stock and Series A Preferred Stock combined. Each share of the Series A Preferred Stock is convertible at the option of the holder into one share of common stock upon not less than 15 days and not more than 30 days notice to the Company. In addition, if all or substantially all of the Company's assets or all of the outstanding shares of the Company are sold, the shares of Series A Preferred Stock automatically convert to common stock.

NOTE 7 - COMMON STOCK

Private Placements

In January 2005, the Company privately placed 18,500,000 shares of its common stock par value $0.001 per share (the "Common Stock") with an accredited investor for gross proceeds of $1.5 million pursuant to a subscription agreement dated January 4, 2005. Under the terms of the subscription agreement, the Company agreed to file a registration statement under the Securities Act of 1933, as amended covering the resale of the shares within 90 days of the closing date, which period had been subsequently extended to December 31, 2005. If the Company did not file the registration statement by such date, then it may be liable for penalties. By December 31, 2005 the Company has not filed the registration statement and therefore penalties are incurring in the amount of 100,000 shares of Common Stock per each delaying month. The $1.5 million gross proceeds have been classified as temporary equity in the balance sheet as of December 31, 2005, in accordance with EITF Topic D-98, since at December 31, 2005, the shares were subject to registration rights and the indicated penalties. During the year 2006, the shares had been recorded as common shares.

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

SHELRON GROUP INC. AND SUBSIDIARIES
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

On April 24, 2006, Mr. Joseph Corso, executed a letter agreement with the Company to clarify and amend the Subscription Agreement and the Financial Advisory Agreement, dated January 4, 2005 (the "Agreements"), a first extension letter, dated May 10, 2005 and a second extension letter, dated June 7, 2005 (the "Extension Letters"). The letter agreement serves to clarify the following: (i) that the Extension Letters were amendments to the Agreements to provide that all matters relating to the timing of the filing of the registration statement covering the shares issued to Mr. Corso under the Agreements are within the Company's control, so that the Company can use its best efforts to file the registration statement; (ii) that Mr. Corso has irrevocably agreed not to rescind the Agreements, or otherwise demand repayment of the purchase price for the shares issued in connection with the Agreements due to Company's failure to register the shares as was contemplated in the Agreements; and that (iii) any references in the extension letters to penalties that may be triggered or accrue as a result of not filing on a timely basis are eliminated by this letter agreement. The $1.5 million gross proceeds received pursuant to the subscription agreement dated January 4, 2005, have been classified as permanent equity in the accompanying balance sheet in accordance with EITF Topic D-98, on April 24, 2006.

In connection with the subscription agreement described above, the Company entered into a financial advisory agreement with the investor, pursuant to which the investor has provided the Company with general financial consulting services, including, assistance with capital-raising activities, and identification of possible merger and acquisition candidates. In consideration of such services, the Company paid the investor a one-time consulting fee of 4,000,000 shares of its Common Stock. The Company also undertook to file a registration statement covering the resale of these shares by December 31, 2005. Financial advisory fees in the amount of $324,324 have been charged to expense in the year ended December 31, 2005.

In addition, in connection with the subscription agreement described above, the Company entered into a finder's agreement pursuant to which the Company issued 850,000 shares of its Common Stock to an individual as compensation for that individual's services in introducing the Company to the investor and the consummation of the transaction described above. Finder's fees in the amount $850 have been charged to equity in 2005.

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

All of the above issuances of the Company's shares of Common Stock were affected without registration in reliance upon the exemption therefrom afforded by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.

SHELRON GROUP INC. AND SUBSIDIARIES
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

Issuance of shares of common stock for services received

During the year ended December 31, 2006, the Company issued 7,301,828 shares of its Common Stock to five service providers in consideration of services rendered totaling $256,782.

During the year ended December 31, 2005, the Company issued 13,003,438 shares of its Common Stock to twelve service providers in consideration of services rendered totaling $397,247.

Subsequent to December 31, 2006 and through March 28, 2007, the Company issued 899,286 shares of common stock to one service provider in consideration of services rendered totaling $13,500.

Issuance of shares of common stock for a note payable

During the year ended December 31, 2005, the Company issued 90,000 shares of its Common Stock to a holder of a note payable in the equivalent of $9,000.

NOTE 8 - STOCK BASED COMPENSATION

During 2006, the Company granted 675,000 share options to a consultant in connection with services provided by the consultant to the Company during the period commencing January 15, 2006 through May 15, 2006. According to the agreements entered into with the consultant, 150,000 share options were granted at the end of each month from January through April 2006 and 75,000 share options were granted at May 15, 2006. All share options vested in 2006. The exercise price of the options is $0.04 with an expiration date of March 31, 2007. Consulting fees in the amount of $20,721 were charged to expense according to the fair value of each option as estimated under a Black-Scholes option pricing model. The following assumptions were used: risk-free interest rate of 4.58% to 4.97%; no dividend yield; an expected life of the options of 11 to 14 months; and a volatility factor of 106.2% to 145.2%. The weighted average grant-date fair value of the share options is $0.031.

With the exception of the aforementioned share options grant, the Company granted no additional share options during fiscal year 2006 or 2005.

As of December 31, 2006, no share options have been exercised.

NOTE 9 - REVENUE AND MAJOR CUSTOMERS

During the years ended December 31, 2006 and 2005, revenues in the amount of $1,115,414 and $374,261 were generated from the implementation of partnership agreements according to which traffic is directed to merchants' websites through ActiveShopper.

During the year ended December 31, 2006, revenues generated from two customers accounted for approximately 98% of total revenues accounted for the year, of which one customer accounted for approximately 82% of total revenues accounted for the year. These customers comprise approximately 98% of the Company's accounts receivables at December 31, 2006, of which one customer accounted for approximately 81% of accounts receivable at December 31, 2006.

During the year ended December 31, 2005, revenues generated from one customer accounted for approximately 87% of total revenues accounted for the year. This customer comprised approximately 97% of the Company's accounts receivables at December 31, 2005.

Revenues were earned in the following countries:

	2006	2005

United States	$1,000,064	$374,261
United Kingdom	115,294	—
Others	56	—

Total	$1,115,414	$374,261

NOTE 10 - INCOME TAXES

The Company files its tax returns in the United States while its subsidiary files tax returns in Israel.

The deferred income tax assets at December 31, 2006 and 2005 relate to temporary differences between the financial statement carrying amounts and their tax basis. Assets that give rise to the deferred tax assets are as follows at December 31,:

	2006	2005
Net operating loss carry forwards	$1,597,000	$1,289,000
Valuation allowance	(1,597,000)	(1,289,000)
Net income tax assets	$-	$-

 A valuation allowance has been established equal to the full amount of the deferred tax assets as the Company is not assured at December 31, 2006 and 2005 that it is more likely than not that these benefits will be realized.

The change in valuation allowance for the years ended December 31, 2006 and 2005 was an increase of $308,000 and $561,000, respectively, due to increases in net operating loss carry forwards.

At December 31, 2006, the Company has unused United States federal net operating loss carry forwards of approximately $4,432,000 expiring between 2021 and 2026 and unused Israel net operating loss carry forwards of approximately $359,000. The Israeli net operating loss carryforwards do not expire.

NOTE 11 - COMMITMENT

The Company leases an apartment in New York from an unaffiliated party for approximately $2,700 per month on a month-to-month basis. In addition, on May 31, 2005, the Company began leasing approximately 180 square meters of office space at 22 a Raul Wallenberg Street, Tel Aviv, Israel from an unaffiliated party for approximately $2,400 per month in addition to certain occupancy and office maintenance costs. The lease expires in May 2008.

Future minimum lease payments for the office in Israel are as follows:

2007	$29,000
2008	12,000
Total	$41,000

Rent expense for the years ended December 31, 2006 and 2005 totaled $72,873 and $49,788, respectively.