Form 10QSB
period 2007-03-31
SHELRON GROUP INC
filed 2007-05-11
CIK 1125903

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________ to ____________________

Commission File Number: 0-31176

Shelron Group Inc.

 (Exact name of small business issuer as specified in its charter)

Delaware	04-2968425
(State or other jurisdiction or incorporation or organization)	(I.R.S. Employer Identification No)

29 Broadway Avenue, New York	10006
(Address of principal executive offices)	(Zip Code)

212-836-4041

 (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12-2 of the Exchange Act).  Yes ☐  No ☒

The number of shares outstanding of the Registrant's Common Stock, $0.001 par value, as of the close of business on May 10, 2007 was 410,688,645.

Transitional Small Business Disclosure Format. (Check one) Yes ☐   No ☒

SHELRON GROUP, INC. AND SUBSIDIARIES

INDEX

Part I. FINANCIAL INFORMATION	Page

Item 1. Financial Statements (Unaudited):
Condensed Consolidated Balance Sheets as of March 31, 2007 and December 31, 2006	2
Condensed Consolidated Statements of Operations for the three months ended March 31, 2007 and 2006, and for the period from August 21, 2001 (date of inception) through March 31, 2007	3
Condensed Consolidated Statements of Cash Flows for three months ended March 31, 2007 and 2006, and for the period from August 21, 2001 (date of inception) through March 31, 2007	4
Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2. Management's Discussion and Analysis or Plan of Operation	12

Item 3. Controls and Procedures	18

Part II. OTHER INFORMATION	19

Item 1. Legal Proceedings	19

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3. Defaults upon Senior Securities	19

Item 4. Submission of Matters to a Vote of Security Holders	19

Item 5. Other Information	19

Item 6. Exhibits	19

Signatures	20

Certification

FORWARD LOOKING STATEMENTS

This report may include forward-looking statements. Shelron Group Inc. and subsidiaries (the "Company") has based these forward-looking statements on management's current expectations and projections about future events. Forward-looking statements can be identified in this report based upon the usage of such words or phrases as "anticipate," "believe," "estimate," "expect," "intend," "may be," "objective," "plan," "predict," "project," "future," "seek," "will," "would," "will likely result," "will continue" and "will be" and similar words or phrases, or the negative thereof. These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Although the Company believes the expectations reflected in its forward-looking statements are based upon reasonable assumptions, it can give no assurance that it will attain these expectations or that any deviations will not be material. Except as otherwise required by the federal securities laws, the Company disclaims any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this report to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

SHELRON GROUP INC. AND SUBSIDIARIES
(a development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31, 2007	December 31, 2006
	(unaudited)	(audited)
Current Assets :

Cash	$282,664	$289,083
Accounts receivable	110,591	346,532
Other current assets	16,977	24,819
Total Current Assets	410,232	660,434

Property and Equipment, net of accumulated depreciation of $148,384 and $139,612, respectively	74,107	82,879

Intangible assets, net of amortization of $7,000 and $6,000 respectively	33,000	34,000

Other asset	18,169	18,132
Deferred tax asset, net of valuation allowance of $1,655,000 and $1,597,000, respectively		--
Total Assets	$535,508	$795,445

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:

Accounts payable and accrued expenses	$126,885	$252,783
Due to stockholders	43,483	20,065
Subscriptions payable	6,000	6,000
Total Current Liabilities	176,368	278,848

Stockholders’ Equity

Series A convertible preferred stock $.001 par value per share, Authorized 10,000,000 shares, Issued and outstanding 1,000,000 shares	1,000	1,000
Common stock, $.001 par value per share Authorized 500,000,000 shares;
Issued and outstanding 410,688,645 shares and 409,789,359 shares, respectively	410,688	409,788
Additional paid-in capital	5,029,445	5,016,844
Deficit accumulated during the development stage	(5,081,993)	(4,911,035)
Total Stockholders’ Equity	359,140	516,597
Total Liabilities and Stockholders’ Equity	$535,508	$795,445

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

SHELRON GROUP INC. AND SUBSIDIARIES
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

			For the period from
			August 21, 2001
	Three months ended March 31,		(date of inception)
	2007	2006	through March 31, 2007
	(unaudited)	(unaudited)	(unaudited)

Revenue	$174,165	$154,162	$1,702,509

Operating expenses:
Consulting fees	28,825	79,500	1,587,321
Research and development	9,611	34,717	623,719
Employment compensation	42,897	39,000	862,189
Professional fees	31,028	28,882	803,218
Marketing and advertising	168,136	119,550	1,494,486
Office and general expenses	34,902	30,286	498,819
Rent	21,229	15,985	173,644
Depreciation and amortization	9,772	10,046	170,385
Insurance	—	11,250	45,000
Bad debt expense	—	—	1,260
Total operating expenses	346,400	369,216	6,260,041
Loss from operations	(172,235)	(215,054)	(4,557,532)

Other income (expense):
Interest expense	(706)	(1,868)	(548,895)
Registration penalty	—	(17,000)	(17,000)
Interest income	1,982	5,107	51,593
Total other income (expense)	1,276	(13,761)	(514,302)

Net loss	(170,959)	(228,815)	(5,071,834)

Stock dividend	—	—	(10,159)

Net loss applicable to common stockholders	$(170,959)	$(228,815)	$(5,081,993)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.02)

Weighted average number of shares outstanding - basic and diluted	409,849,311	384,033,843	228,808,470

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

SHELRON GROUP INC. AND SUBSIDIARIES
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the period from
			August 21, 2001
			(date of inception)
			through
	Three months ended March 31,		March 31,
	2007	2006	2007
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(170,959)	$(228,815)	$(5,071,834)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash revenue	—	—	(26,500)
Consulting fees financed through note payable	—	—	30,000
Noncash consulting, professional and advisory financial fees	—	39,205	1,255,195
Noncash expenses	—	—	55,745
Amortization of original issue discount and beneficial conversion feature	—	—	545,976
Amortization of deferred finance costs	—	—	15,000
Depreciation	1,272	1,546	58,385
Amortization	8,500	8,500	97,000
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	235,941	178,535	(110,592)
Decrease (increase) in prepaid expenses	(552)	9,625	(10,387)
Decrease (increase) in other receivables	8,394	(37)	(6,590)
Increase (decrease) in accounts payable and accrued expenses	(112,397)	1,002	139,977
Increase (decrease) in due to stockholder	23,418	(472)	487,949
Decrease in deferred revenues	—	(19,930)	—
Net cash used in operating activities	(6,382)	(10,841)	(2,540,676)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	—	(31,991)
Acquisition of software	—	—	(150,000)
Investment in trademarks and domains	—	—	(40,000)
Increase in security deposit	(37)	(83)	(18,169)
Net cash used in investing activities	(37)	(83)	(240,160)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debentures	—	—	512,000
Proceeds from issuance of common stock	—	—	2,495,000
Increase in stock subscriptions payable	—	—	6,000
Payment of deferred finance fees	—	—	(15,000)
Proceeds from note receivable	—	6,350	26,350
Proceeds from notes payable	—	—	105,150
Payment of notes payable	—	—	(66,000)
Net cash provided by financing activities	—	6,350	3,063,500

Net (decrease) increase in cash	(6,419)	(4,574)	282,664
Cash at the beginning of period	289,083	791,713	—
Cash at the end of period	$282,664	$787,139	$282,664

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:
Consulting fees financed through notes payable	$—	$—	$30,000
Consulting fee paid in exchange for series A preferred stock issuance	$—	$—	$1,000
Conversion of debentures and related interest to common stock	$—	$—	$583,960
Consulting and professional fees paid in exchange for shares of common stock	$—	$39,205	$929,871
Financial advisory fees paid in exchange for shares of common stock	$—	$—	$324,324
Advertising fees paid in exchange for shares of common stock	$—	$—	$55,000
Noncash dividend paid	$—	$—	$10,159
Issuance of common stock for a note receivable	$—	$—	$26,350
Issuance of common stock for notes payables	$—	$—	$42,650
Issuance of common stock for accrued consulting fees	$13,500	$14,372	$40,372
Issuance of common stock for accrued compensation for a Shareholder	$—	$—	$444,466

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - GENERAL

The accompanying unaudited consolidated financial statements of Shelron Group, Inc. and subsidiaries (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with instructions for Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Results of operations for the interim periods reported are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2007. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 2006 and notes thereto filed with the Securities and Exchange Commission in March 2007. The condensed balance sheet at December 31, 2006 has been derived from the audited financial statements.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following accounting policies have been identified as critical to the Company’s business operations and the understanding of its results of operations.

Principles of Consolidation -
The accompanying condensed consolidated financial statements include the accounts of Shelron Group Inc. and its wholly-owned subsidiaries . All significant inter-company transactions have been eliminated.

Use of Estimates -
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

Accounts Receivable -
Accounts receivable are reported at their outstanding unpaid principal balances reduced by an allowance for doubtful accounts. The Company estimates doubtful accounts based on historical bad debts, factors related to specific customers' ability to pay, and current economic trends. The Company writes off accounts receivable against the allowance when a balance is determined to be uncollectible. At March 31, 2007 and December 31, 2006, management considered accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts was provided for.

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

Revenue Recognition -
The Company's revenue is comprised of service revenue and the management of advertising campaigns, both of which are related to ActiveShopper.

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

	March 31,	December 31,
	2007	2006
Series A convertible preferred stock	1,000,000	1,000,000
Options (weighted average)	—	518,750

Stock-based Compensation -
In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 123R "Share Based Payment". This statement is a revision of SFAS Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest and will be reflected as compensation expense in the financial statements. This statement is effective for public entities that file as small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005, and as adopted by the Company commencing January 1, 2006. There were no employee options granted in either as of March 31, 2007 or December 31, 2006.

Stock options granted to non-employees are recorded at their fair value, as determined in accordance with SFAS No. 123 and Emerging Issues Task Force Consensus No. 96-18, and recognized over the related service period. See Note 8.

Recently Issued Accounting Pronouncements -
In February 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure eligible financial instruments at fair value. The unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings. The decision to elect the fair value options is determined on an instrument by instrument basis, it should be applied to an entire instrument, and it is irrevocable. Assets and liabilities measured at fair value pursuant to the fair value option should be reported separately in the balance sheet from those instruments measured using another measurement attributes. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company does not expect the adoption of this pronouncement to have a material effect on the financial position or results of operations of the Company.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 provides guidance on the consideration of effects of the prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The SEC staff believes registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 was effective for the first annual period ending after November 15, 2006 with early application encouraged. The Company adopted the provisions of SAB 108 on December 31, 2006 and the impact of adoption was not material to its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements which applies under most other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 provides a common definition of fair value as the price that would be received to sell or paid to transfer a liability in a transaction between market participants. The new standard also provides guidance on the methods used to measure fair value and requires expanded disclosures related to fair value measurements. SFAF No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect this guidance to have a material impact on the financial statements.

Management does not believe that any recent issued, but not yet effective, accounting standards if currently adopted, would have a material affect on the accompanying financial statements.

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying unaudited consolidated financial statements, the Company has incurred net losses of $5,071,834 from inception through March 31, 2007, which raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required. The outcome of these uncertainties cannot be assured.

The financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that management will be successful in implementing its business plan or that the successful implementation of such business plan will actually improve the Company's operating results.

Management of the Company believes that available cash resources on hand will enable the Company to maintain operations as presently conducted through March 31, 2008. However, these cash resources may not be sufficient to support any unforeseen contingencies that may arise or permit the Company to take advantage of business opportunities that may arise.

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

Amortization totaled $1,000 and $1,000 for each of the three months ended March 31, 2007 and 2006. Amortization for the next five years and thereafter is expected to be as follows: $4,000 for the years 2007 through 2011 and $14,000 thereafter.

NOTE 5 - DUE TO STOCKHOLDER

Hull Services, Inc. ("Hull")

The Company is controlled by Hull, a company wholly-owned by the Company's chairman/principal executive officer/principal financial and accounting officer. In March 2005, the Company entered into a consulting agreement with Hull. Pursuant to the terms of the agreement, Hull receives consulting fees totaling $156,000 per annum in installments of $3,000 per week, in addition to reimbursing all reasonable expenses incurred in connection with services rendered on behalf of our Company.

Due to stockholder represents accrued but unpaid consulting as well as other loans payable made by Hull. The agreed compensation accrues and is paid when funds for such payments are available.

The agreement continues in effect through March 2007 and contains certain customary confidentiality and non-compete provisions. The agreement is renewed automatically for successive one year periods until either party gives the other a 180-day prior notice of its intent to terminate the agreement. As of March 31, 2007, no prior written notice with the intent to terminate the agreement was provided. Therefore the consulting agreement has been automatically extended until March 2008.

Such amounts are reflected on the statements of operations as employment compensation. As of March 31, 2007 and December 31, 2006, the Company owes Hull $24,505 and $4,467, respectively.

Eliron Yaron

Mr. Yaron is the Company's chairman/principal executive officer/principal financial and accounting officer. At March 31, 2007 and December 31, 2006, Mr. Yaron was owed $18,978 and $15,598, respectively.

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

NOTE 7 - COMMON STOCK

Private Placement

In January 2005, the Company privately placed 18,500,000 shares of its common stock par value $0.001 per share with an accredited investor for gross proceeds of $1.5 million pursuant to a subscription agreement dated January 4, 2005 ("Subscription Agreement"). Under the terms of the Subscription Agreement, the Company agreed to file a registration statement under the Securities Act of 1933, as amended covering the resale of the shares within 90 days of the closing date, which period was subsequently extended to December 31, 2005. If the Company did not file the registration statement by such date, it became liable for penalties. By December 31, 2005, the Company had not filed the registration statement and therefore, penalties in the amount of 100,000 shares of common stock per each month that such registration statement was not filed, were incurred. The $1.5 million gross proceeds were classified as temporary equity in the December 31, 2005 balance sheet in accordance with EITF D-98, since at December 31, 2005 the shares were subject to registration rights and the indicated penalties. During the year 2006, the shares had been recorded as common shares.

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

Issuance of shares of common stock for services received

During the three months ended March 31, 2007, the Company issued 899,286 shares of its common stock to one service provider in consideration of services rendered in the equivalent of $13,500.

During the three months ended March 31, 2006, the Company issued 546,655 shares of its common stock to two service providers in consideration of services rendered totaling $17,333 and 651,617 shares of its common stock to three service providers in consideration of services rendered in the equivalent of $14,372 which were accrued at December 31, 2005.

NOTE 8 - STOCK BASED COMPENSATION

During the three months period ended March 31, 2006, the Company granted 450,000 options, in the aggregate, to a consultant in connection with services provided by the consultant to the Company during said period. Pursuant to the agreement with the consultant, 150,000 options were granted at the end of each of the three months within the three months period ended March 31, 2006. Each option grant vested on its grant date and had a March 31, 2007 expiration date. Share options exercise price was determined to be $0.04, with an expiration date of March 31, 2007. Consulting fees in the amount of $13,500 were charged to expenses according to the fair value of each option as estimated under a Black-Scholes option pricing model. The weighted average grant-date fair value of the share options during the three months period ended March 31, 2006 is $0.03. As of March 31, 2006, no share options were exercised. All share options have expired effective March 31, 2007 without having been exercised.

NOTE 9 - REVENUE AND MAJOR CUSTOMERS

During the three months ended March 31, 2007 and 2006, revenues in the amount of $174,165 and $154,162 were generated from the implementation of partnership agreements according to which traffic is directed to merchants' websites through ActiveShopper.

During the three months ended March 31, 2007, revenues generated from one customer accounted for approximately 91% of total revenues accounted for the period. At March 31, 2007, two customers accounted for approximately 93% of the Company's accounts receivable. During the three months ended March 31, 2006, two customers accounted for approximately 96% of total revenues, of which one customer accounted for approximately 83% of total revenues. At March 31, 2006, two customers accounted for approximately 95% of the Company's accounts receivable.

Revenues were earned in the following countries for the three months ended March 31, 2007 and 2006:

	2007	2006

United States	$164,073	$151,310
United Kingdom	9,839	2,852
Others	253	—
Total	$174,165	$154,162

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

Shelron Group, Inc. (the "Company", "we", "our", or "us") is a development stage company that develops e-commerce advertising and comparative shopping software products and services.

We released our initial product, ActiveShopper, in August 2004. ActiveShopper is a free software download that automatically scans, locates and compares prices for an item that a consumer selects at an e-commerce Web site and is designed to assist consumers in making informed purchase decisions by enabling them to find the items they are looking for, compare products, prices and stores, and buy from among thousands of online merchants.

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

We presently generate revenues primarily according to pay-per-click models resulting from directing traffic to merchants’ websites. We also generate revenues according to pay-per-sale (pay-per-purchase) model which pay us a commission on any sale resulting from the directing of traffic to a merchant website. We also generate revenue from consulting and management of advertising campaigns through ActiveShopper.

Management believes revenue will continue to increase as more software installations of ActiveShopper take place. Although ActiveShopper is a free-download software, promoting it is essential, since there is no assurance that users who download the software will continue to use it.

In addition, since revenues are subject to seasonal fluctuations, then revenues levels cannot be sustained and growth is not assured.

We are considered a development stage company and have a limited operating history upon which an evaluation of our prospects can be made. For the period August 21, 2001 (date of inception) through March 31, 2007, we had an accumulated deficit of $5,081,993. Our prospects must therefore be evaluated in light of the problems, expenses, delays and complications associated with a development stage company.

Critical accounting policies and estimates:

The Company's financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 2 of our financial statements. While all these significant accounting policies impact its financial condition and results of operations, the Company views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2007 (the "2007 Period") and the Three Months Ended March 31, 2006 (the "2006 Period"):

Revenues

Revenues were primarily generated by the implementation of partnership agreements according to which we direct traffic to merchants' websites through ActiveShopper and consulting fees provided by the Company in connection with advertising campaigns based on ActiveShopper. For the 2007 Period, our revenues were $174,165, an increase of 13.0% as compared to revenues of $154,162 for the 2006 Period.

During the 2007 Period, revenues generated from one customer accounted for approximately 91% of total revenues accounted for the period. At March 31, 2007, two customers accounted for approximately 93% of the Company's accounts receivable. During the 2006 Period, two customers accounted for approximately 96% of total revenues, of which one customer accounted for approximately 83% of total revenues. At March 31, 2006, two customers accounted for approximately 95% of the Company's accounts receivable.

The increase in revenues is primarily attributable to increased activities through ActiveShopper, as a result of the Company’s marketing efforts and additional functionality developed and launched for ActiveShopper.

Operating Expenses

Operating expenses consist of salaries, consulting expenses, research and development, marketing and advertising and other expenses associated with the operations of our business. For the 2007 Period, operating expenses were $346,400, a decrease of 6.2% as compared to $369,216 for the 2006 Period.

Consulting Expenses

For the 2007 Period, consulting fess were $28,875, a decrease of 63.7% as compared to $79,500 for the 2006 Period. The decrease was primarily due to the Company's decision to cut back on the use of consultants.

Research and development

Research and development consist of subcontracting personnel and related expenses of research and development teams in Israel and abroad. For the 2007 Period, research and development expenses were $9,611, a decrease of 72.3% as compared to $34,717 for the 2006 Period.

The decrease in research and development activities is primarily attributable to the successful completion of the first developing phase of ActiveShopper.

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

For the 2007 Period, employment compensation was $42,897, an increase of 10.0% as compared to $39,000 for the 2006 Period. The increase in employment compensation was the result of compensation paid to Mr. Yaron for services performed for the Israeli subsidiary.

Professional Fees

Professional fees consist primarily of legal, accounting and auditing and public and investor relation fees. For the 2007 Period, professional fees were $31,028, an increase of 7.6% as compared to $28,882 for the 2006 Period. The increase in professional fees is primarily due to audit and legal fees.

Marketing and advertising

For the 2007 Period, marketing and advertising expenses were $168,136, an increase of 40.6% as compared to $119,550 for the 2006 Period. The increase in 2007 is primarily due to promotional activities, advertising campaigns relating to ActiveShopper, which were primarily Internet based, and Company’s sponsorship of public events in 2007 whereas in 2006 marketing and advertising was solely comprised of the Company's acquisition of advertising campaigns Internet based.

Rent Expense

We maintain an office at 29 Broadway, New York. No rent is charged for this space. We also lease an apartment in New York on a month-to-month basis from an unaffiliated party for approximately $2,700 per month. In addition, we are leasing approximately 180 square meters of office space at 22 a Raul Wallenberg Street, Tel Aviv, Israel from an unaffiliated party for approximately $2,400 per month in addition to certain occupancy and office maintenance costs. The offices in Tel Aviv serve for the conducting of technical maintenance, research and development and controlling as and when required through our subsidiary in Israel.

For the 2007 Period, rent expense was $21,229, an increase of 32.8% as compared to $15,985 for the 2006 Period. The increase in rent expense is primarily attributable to rent expenses in connection with the offices leased in Tel Aviv.

Insurance Expense

Insurance consisted of a Directors and Officers policy that was acquired on July 1, 2005 and expired on June 30, 2006. The policy was not renewed. For the 2007 Period, insurance expense was $0 as compared to $11,250 for the 2006 Period.

Registration Penalty

The $17,000 registration penalty in the 2006 Period was incurred under a 2005 private placement (see Note 7 of the financial statements).

LIQUIDITY AND CAPITAL RESOURCES

To date we have financed our operations primarily from cash generated though the sale of our common stock in private placements as well as from cash earned from our operations.

As of March 31, 2007, we had a cash balance of $282,664 and accounts receivable of $110,591.

Cash used in operating activities was $6,382 for the three month period ended March 31, 2007 as compared to $10,841 for the three month period ended March 31, 2006. The decrease in the operating cash used for the 2007 Period is primarily attributable to collections of accounts receivable outstanding at December 31, 2006 net of cash needed to fund the loss for the 2007 Period.

Cash used in investing activities was $37 for the 2007 Period as compared to $83 for the 2006 Period.

Cash provided by financing activities in the 2007 period was $0 compared to $6,350 for the three month period ended March 31, 2006. In 2006 Period, the Company received proceeds from a note receivable.

We believe our existing cash resources will be sufficient to maintain current operations through March 31, 2008.

Our current operating plan is based on continuing to promote ActiveShopper downloads, entering into more partnership agreements and affiliation programs, adding more categories of product for which ActiveShopper will provide users with comparative shopping information, and expanding ActiveShopper activities outside the USA. As of today, we are still dependent upon one primary line of business with limited revenue generating sources which are subjected to seasonable fluctuations.

Our relatively low operational costs and cash resources have enabled the continuation of our activities. Although advertising campaigns required to promote ActiveShopper and their related budgets may be expended at our discretion, competition and the need to more aggressively promote ActiveShopper may require higher budgets than expected and therefore negatively affect our cash flows.

Our continuation as a going concern, however, is dependent upon, among other things, our ability to obtain additional financing when and as needed and to generate sufficient cash flow to meet our obligations on a timely basis. No assurance can be given that we will be able to obtain such financing on acceptable terms. Our independent registered public accounting firm, in their reports on our financial statements for the year ended December 31, 2006 expressed substantial doubt about our ability to continue as a going concern. These circumstances could complicate our ability to raise additional capital. Our financial statements do not include any adjustments to the carrying amounts of our assets and liabilities that might result from the outcome of this uncertainty.

If cash generated from operations is insufficient to satisfy the Company’s liquidity requirements, management may seek to restructure the liabilities of the Company and/or sell additional equity, debt securities and/or obtain a credit facility. The sale of additional equity or convertible debt securities could result in additional ownership dilution to our stockholders. The incurrence of indebtedness would result in an increase in our fixed obligations and could result in borrowing covenants that would restrict our operations. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. If financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our products or services. In addition, we may be unable to take advantage of business opportunities or respond to competitive pressures. Any of these events could have a material and adverse effect on our business, results of operations and financial condition.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the quarter ended March 31, 2007, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

LIMITATIONS OF EFFECTIVENESS OF INTERNAL CONTROLS

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2007, we issued unregistered securities as follows:

In March 2007, the Company issued 899,286 shares of Common Stock to one service provider in consideration of services rendered valued at $13,500.

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

Signature	Capacity	Date

/s/ Eliron Yaron	Chief Executive Officer, President and Principal Financial Accounting Officer	May 11, 2007
Eliron Yaron