Form 10QSB
period 2007-06-30
SHELRON GROUP INC
filed 2007-08-14
CIK 1125903

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2007

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________________________ to ____________________

Commission File Number: 0-31176

Shelron Group Inc.

(Exact name of small business issuer as specified in its charter)

Delaware	04-2968425
(State or other jurisdiction or incorporation or organization)	(I.R.S. Employer Identification No)

29 Broadway Avenue, New York	10006
(Address of principal executive offices)	(Zip Code)

212-836-4041

(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes XNo

Indicate by check mark whether registrant is a shell company (as defined in Rule 12-2 of the Exchange Act).  Yes __  No X

The number of shares outstanding of the Registrant's Common Stock, $0.001 par value, as of the close of business on August 12, 2007 was 410,688,645.

Transitional Small Business Disclosure Format. (Check one) Yes |_| No |X|

SHELRON GROUP, INC. AND SUBSIDIARIES

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

SHELRON GROUP INC. AND SUBSIDIARIES
(a development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30, 2007	December 31, 2006
	(unaudited)	(audited)
Current Assets :

Cash	$195,896	$289,083

Accounts receivable	64,412	346,532
Other current assets	33,706	24,819
Total Current Assets	294,014	660,434

Property and Equipment, net of accumulated depreciation of $157,155 and
$139,612, respectively	65,336	82,879

Intangible assets, net of amortization of $8,000 and $6,000 respectively	32,000	34,000

Other asset	18,337	18,132
Deferred tax asset, net of valuation allowance of $1,690,000 and
$1,597,000, respectively	--	--
Total Assets	$409,687	$795,445

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:

Accounts payable and accrued expenses	$104,994	$252,783
Due to stockholders	63,031	20,065
Subscriptions payable	6,000	6,000
Total Current Liabilities	174,025	278,848

Stockholders’ Equity :

Series A convertible preferred stock $.001 par value per share,
Authorized 10,000,000 shares,
Issued and outstanding 1,000,000 shares	1,000	1,000
Common stock, $.001 par value per share
Authorized 500,000,000 shares;
Issued and outstanding 410,688,645 shares and
409,789,359 shares, respectively	410,688	409,788
Additional paid-in capital	5,029,445	5,016,844
Deficit accumulated during the development stage	(5,205,471)	(4,911,035)
Total Stockholders’ Equity	235,662	516,597

Total Liabilities and Stockholders’ Equity	$409,687	$795,445

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

SHELRON GROUP INC. AND SUBSIDIARIES
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

					For the period from
	Six months		Three months		August 21,
	ended June 30,		ended June 30,		(date of inception)
					through
	2007	2006	2007	2006	June 30, 2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$238,059	$352,515	$63,894	$198,353	$1,766,403
Operating expenses:

Consulting fees	48,662	166,371	19,837	86,871	1,607,159
Research and development	5,142	73,828	(4,469)	39,111	619,250
Employment compensation	85,871	85,166	42,974	46,166	905,163
Professional fees	45,320	75,931	14,292	47,049	817,509
Marketing and advertising	230,221	263,542	62,085	143,990	1,556,571
Office and general expenses	55,909	76,004	21,007	45,720	519,826
Rent	42,092	36,279	20,863	20,294	194,507
Depreciation and amortization	19,543	20,089	9,771	10,043	180,156
Insurance	--	22,500	--	11,250	45,000
Bad debt expense	--	--	--	--	1,260
Total operating expenses	532,759	819,710	186,359	450,494	6,446,400
Loss from operations	(294,700)	(467,195)	(122,465)	(252,141)	(4,679,997)
Other income (expense) :
Interest expense	(3,321)	(5,057)	(2,615)	(3,189)	(551,510)
Registration penalty	--	(17,000)	--	--	(17,000)
Interest income	3,585	20,324	1,603	15,217	53,195
Total other income (expense)	264	(1,733)	(1,012)	12,028	(515,315)
Net loss	(294,436)	(468,928)	(123,477)	(240,113)	(5,195,312)

Stock dividend	--	--	--	--	(10,159)
Net loss applicable to common
stockholders	$(294,436)	$(468,928)	$(123,477)	$(240,113)	$(5,205,471)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.02)

Weighted average number of
shares outstanding - basic
and diluted	410,271,297	384,692,936	410,688,645	385,331,619	236,546,243

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

SHELRON GROUP INC. AND SUBSIDIARIES
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the period from
			August 21, 2001
			(date of inception)
	Six months ended June 30,		through
			June 30,
	2007	2006	2007
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(294,436)	$(468,928)	$(5,195,312)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash revenue	--	--	(26,500)
Consulting fees financed through note payable	--	--	30,000
Noncash consulting, professional and advisory financial fees	--	100,146	1,255,195
Noncash expenses	--	--	55,745
Amortization of original issue discount and beneficial conversion feature	--	--	545,976
Amortization of deferred finance costs	--	--	15,000
Depreciation	2,543	3,089	59,656
Amortization	17,000	17,000	105,500
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	282,119	204,944	(64,413)
Decrease (increase) in prepaid expenses	(2,590)	20,363	(12,425)
Decrease (increase) in other receivables	(6,297)	(3,039)	(21,281)
Increase (decrease) in accounts payable and accrued expenses	(134,288)	(39,620)	118,086
Increase (decrease) in due to stockholders	42,966	8,918	507,496
Decrease in deferred revenues	--	(72,500)	--

Net cash used in operating activities	(92,983)	(229,627)	(2,627,277)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	--	--	(31,991)
Acquisition of software	--	--	(150,000)
Investment in trademarks and domains	--	--	(40,000)
Increase in security deposit	(205)	(185)	(18,337)
Net cash used in investing activities	(205)	(185)	(240,328)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debentures	--	--	512,000
Proceeds from issuance of common stock	--	--	2,495,000
Increase in stock subscriptions payable	--	--	6,000
Payment of deferred finance fees	--	--	(15,000)
Proceeds from note receivable	--	6,350	26,350
Proceeds from notes payable	--	--	105,150
Payment of notes payable	--	--	(66,000)
Net cash provided by financing activities	--	6,350	3,063,500

Net (decrease) increase in cash	(93,188)	(223,462)	195,895

Cash at the beginning of period	289,083	791,713	--

Cash at the end of period	$195,895	$568,251	$195,895

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:

Consulting fees financed through notes payable	$--	$--	$30,000
Consulting fee paid in exchange for series A preferred stock issuance	$--	$--	$1,000
Conversion of debentures and related interest to common stock	$--	$--	$583,960
Consulting and professional fees paid in exchange
for shares of common stock	$--	$100,146	$929,871
Financial advisory fees paid in exchange for shares of common stock	$--	$--	$324,324
Advertising fees paid in exchange for shares of common stock	$--	$--	$55,000
Noncash dividend paid	$--	$--	$10,159
Issuance of common stock for a note receivable	$--	$--	$26,350
Issuance of common stock for notes payables	$--	$--	$42,650
Issuance of common stock for accrued consulting fees	$13,500	$14,372	$40,372
Issuance of common stock for accrued compensation
for a stockholder	$--	$--	$444,466

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

Principles of Consolidation -
The accompanying condensed consolidated financial statements include the accounts of Shelron Group Inc. and its wholly-owned subsidiaries. All significant inter-company transactions have been eliminated.

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

Accounts Receivable -
Accounts receivable are reported at their outstanding unpaid principal balances reduced by an allowance for doubtful accounts. The Company estimates doubtful accounts based on historical bad debts, factors related to specific customers' ability to pay, and current economic trends. The Company writes off accounts receivable against the allowance when a balance is determined to be uncollectible. At June 30, 2007 and December 31, 2006, management considered accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts was provided for.

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

Revenue Recognition -
The Company's revenue is comprised of service revenue and the management of advertising campaigns, both of which are related to our ActiveShopper product.

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

	June 30,	December 31,
	2007	2006
Series A convertible preferred stock	1,000,000	1,000,000
Options (weighted average)	--	518,750

Stock-based Compensation -
In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 123R "Share Based Payment". This statement is a revision of SFAS Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest and will be reflected as compensation expense in the financial statements. This statement is effective for public entities that file as small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005, and as adopted by the Company commencing January 1, 2006. There were no employee options granted in either as of June 30, 2007 or December 31, 2006.

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

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying unaudited consolidated financial statements, the Company has incurred net losses applicable to common shareholders of $5,205,471 from inception through June 30, 2007, which raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required. The outcome of these uncertainties cannot be assured.

The financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that management will be successful in implementing its business plan or that the successful implementation of such business plan will actually improve the Company's operating results.

Management of the Company believes that available cash resources on hand will enable the Company to maintain operations as presently conducted through June 30, 2008. However, these cash resources may not be sufficient to support any unforeseen contingencies that may arise or permit the Company to take advantage of business opportunities that may arise.

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

Amortization totaled $2,000 and $1,000 for each of the six and three months ended June 30, 2007 and 2006, respectively. Amortization for the next five years and thereafter is expected to be as follows: $4,000 for the years 2007 through 2011 and $14,000 thereafter.

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

The agreement continues in effect through March 2008 and contains certain customary confidentiality and non-compete provisions. The agreement is renewed automatically for successive one year periods until either party gives the other a 180-day prior notice of its intent to terminate the agreement. As of June 30, 2007, no prior written notice with the intent to terminate the agreement was provided.

Such amounts are reflected on the statements of operations as employment compensation. As of June 30, 2007 and December 31, 2006, the Company owes Hull $40,826 and $4,467, respectively.

Eliron Yaron

Mr. Yaron is the Company's chairman/principal executive officer/principal financial and accounting officer. At June 30, 2007 and December 31, 2006, Mr. Yaron was owed $22,205 and $15,598, respectively.

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

Issuance of shares of common stock for services received

During the six months ended June 30, 2007, the Company issued 899,286 shares of its common stock to one service provider in consideration of services rendered in the equivalent of $13,500.

During the six months ended June 30, 2006, the Company issued 2,010,479 shares of its common stock to three service providers in consideration of services rendered totaling $62,424 and 651,617 shares of its common stock to three service providers in consideration of services rendered in the equivalent of $14,372 which were accrued at December 31, 2005.

NOTE 8 - STOCK BASED COMPENSATION

During the six and three months period ended June 30, 2006, the Company granted 675,000 and 225,000 options, respectively, to a consultant in connection with services provided by the consultant to the Company during the period January 15, 2006 through May 15, 2006. Pursuant to the agreement with the consultant, 150,000 options were granted at the end of each one of the months from January through April 2006 and 75,000 options were granted at May 15, 2006. Each option grant vested on its grant date and had a March 31, 2007 expiration date. The exercise price of the options was determined to be $0.04. During the six and three months ended June 30, 2006, consulting fees in the amount of $20,721 and $7,221, respectively, were charged to expenses according to the fair value of each option as estimated under a Black-Scholes option pricing model. The weighted average grant-date fair value of the share options during the six month period ended June 30, 2006 is $0.031. As of June 30, 2006, no share options were exercised. All share options have expired effective March 31, 2007 without having been exercised.

NOTE 9 - REVENUE AND MAJOR CUSTOMERS

Revenues were generated from the implementation of partnership agreements according to which traffic is directed to merchants' websites through ActiveShopper.

During the six and three months ended June 30, 2007, revenues generated from one customer accounted for approximately 92% and 96% of total revenues, respectively. At June 30, 2007, one customer accounted for approximately 95% of the Company's accounts receivable. At December 31, 2006, two customers accounted for approximately 98% of the Company's accounts receivable.

During the six and three months ended June 30, 2006, two customers accounted for approximately 95% and 93% of total revenues, respectively. Of such amounts, one customer accounted for approximately 74% and 67% of total revenues, respectively.

Revenues were earned in the following countries for the six and three months ended June 30, 2007 and 2006:

Six months ended June 30 :	2007	2006

United States	$227,198	$340,291
United Kingdom	10,361	12,224
Others	500	--
Total	$238,059	$352,515

Three months ended June 30 :	2007	2006

United States	$63,126	$188,981
United Kingdom	521	9,372
Others	247	--
Total	$63,894	$198,353

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

Management has reviewed its current marketing efforts and has determined it is in the best interests of the Company to reduce its online advertising activities. Management analyzed the revenue generated from such advertising and determined that the revenue generated is not profitable. Management has determined that the Company has to change its toolbar distribution strategy and to target distributors who will work with us on a revenue sharing basis. As the result of these changes, revenues and marketing and advertising expenses decreased for the six and three months ended June 30, 2007 versus 2006.

We are considered a development stage company and have a limited operating history upon which an evaluation of our prospects can be made. For the period August 21, 2001 (date of inception) through June 30, 2007, we had an accumulated deficit of $5,205,471. Our prospects must therefore be evaluated in light of the problems, expenses, delays and complications associated with a development stage company.

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

RESULTS OF OPERATIONS

Comparison of the six months ended June 30, 2007 (the "2007 Period") and the six months ended June 30, 2006 (the "2006 Period"):

Revenues

Revenues were primarily generated by the implementation of partnership agreements according to which we direct traffic to merchants' websites through ActiveShopper and consulting fees provided by the Company in connection with advertising campaigns based on ActiveShopper. For the 2007 Period, our revenues were $238,059, a decrease of 32.5% as compared to revenues of $352,515 for the 2006 Period.

During the 2007 Period, revenues generated from one customer accounted for approximately 92% of total revenues accounted for the period. At June 30, 2007, one customer accounted for approximately 95% of the Company's accounts receivable. During the 2006 Period, two customers accounted for approximately 95% of total revenues, of which one customer accounted for approximately 74% of total revenues.

The decrease in revenues is primarily attributable to the change in the Company’s toolbar distribution strategy as discussed in the Overview section.

Operating Expenses

Operating expenses consist of salaries, consulting expenses, research and development, marketing and advertising and other expenses associated with the operations of our business. For the 2007 Period, operating expenses were $532,759, a decrease of 35.0% as compared to $819,710 for the 2006 Period.

Consulting Expenses

For the 2007 Period, consulting fees were $48,662, a decrease of 70.8% as compared to $166,371 for the 2006 Period. The decrease was primarily due to the Company's decision to reduce its use of consultants.

Research and development

Research and development consist of subcontracting personnel and related expenses of research and development teams in Israel and abroad. For the 2007 Period, research and development expenses were $5,142, a decrease of 93.0% as compared to $73,828 for the 2006 Period.

The decrease in research and development activities is primarily attributable to the successful completion of the first developing phase of ActiveShopper.

Employment Compensation

In March 2005, we entered into a consulting agreement with Hull Services, Inc. ("Hull"), a company wholly-owned by the Company's chairman and principal executive officer. Pursuant to the terms of this Consulting Agreement, we pay to Hull $156,000 per annum in installments of $3,000 per week, in addition to reimbursing all reasonable expenses incurred in connection with services rendered on behalf of our Company. In addition, Mr. Yaron received remuneration from our Israeli subsidiary for services performed.

For the 2007 Period, employment compensation was $85,871, an increase of 0.8% as compared to $85,166 for the 2006 Period. The increase in employment compensation was insignificant.

Professional Fees

Professional fees consist primarily of legal, accounting and auditing and public and investor relation fees. For the 2007 Period, professional fees were $45,320, a decrease of 40.3% as compared to $75,931 for the 2006 Period. The decrease in professional fees is primarily due to lower audit and legal fees.

Marketing and advertising

For the 2007 Period, marketing and advertising expenses were $230,221, a decrease of 12.6% as compared to $263,542 for the 2006 Period. The decrease in 2007 is primarily due to promotional activities, advertising campaigns relating to ActiveShopper, which were primarily Internet based, and Company’s sponsorship of public events in 2007, whereas in 2006 marketing and advertising was comprised of the Company's acquisition of Internet-based advertising campaigns.

Rent Expense

We maintain an office at 29 Broadway, New York. No rent is charged for this space. We also lease an apartment in New York on a month-to-month basis from an unaffiliated party for approximately $2,700 per month. In addition, we are leasing approximately 140 square meters of office space at 22 a Raul Wallenberg Street, Tel Aviv, Israel from an unaffiliated party for approximately $1,900 per month in addition to certain occupancy and office maintenance costs. The offices in Tel Aviv serve for the conducting of technical maintenance, research and development and controlling as and when required through our subsidiary in Israel.

For the 2007 Period, rent expense was $42,092, an increase of 16.0% as compared to $36,279 for the 2006 Period. The increase in rent expense is primarily attributable to rent expenses in connection with the offices leased in Tel Aviv.

Insurance Expense

Insurance consisted of a Directors and Officers policy that was acquired on July 1, 2005 and expired on June 30, 2006. The policy was not renewed. For the 2007 Period, insurance expense was $0 as compared to $22,500 for the 2006 Period.

Registration Penalty

The $17,000 registration penalty in the 2006 Period was incurred under a 2005 private placement (see Note 7 of the financial statements).

Comparison of the three months ended June 30, 2007 (the "2007 Period") and the three months ended June 30, 2006 (the "2006 Period"):

Revenues

For the 2007 Period, our revenues were $63,894, a decrease of 67.8% as compared to revenues of $198,353 for the 2006 Period.

During the 2007 Period, revenues generated from one customer accounted for approximately 96% of total revenues accounted for the period. During the 2006 Period, two customers accounted for approximately 93% of total revenues, of which one customer accounted for approximately 67% of total revenues.

The decrease in revenues is primarily attributable to the change in the Company’s toolbar distribution strategy, as discussed in the overview section.

Operating Expenses

Operating expenses consist of salaries, consulting expenses, research and development, marketing and advertising and other expenses associated with the operations of our business. For the 2007 Period, operating expenses were $186,359, a decrease of 58.9% as compared to $450,494 for the 2006 Period.

Consulting Expenses

For the 2007 Period, consulting fees were $19,837, a decrease of 77.2% as compared to $86,871 for the 2006 Period. The decrease was primarily due to the Company's decision to reduce its use of consultants.

Research and development

Research and development consist of subcontracting personnel and related expenses of research and development teams in Israel and abroad. For the 2007 Period, research and development expenses were ($4,469), which represents a correction of the expenses recorded during the three months ended March 31, 2007. The related expenses during the 2006 period were $39,111.

The decrease in research and development activities is primarily attributable to the successful completion of the first developing phase of ActiveShopper.

Employment Compensation

For the 2007 Period, employment compensation was $42,974, a decrease of 6.9% as compared to $46,166 for the 2006 Period.

Professional Fees

Professional fees consist primarily of legal, accounting and auditing and public and investor relation fees. For the 2007 Period, professional fees were $14,292, a decrease of 69.6% as compared to $47,049 for the 2006 Period. The decrease in professional fees is primarily due to lower audit and legal fees.

Marketing and advertising

For the 2007 Period, marketing and advertising expenses were $62,085, a decrease of 56.9% as compared to $143,990 for the 2006 Period. The decrease in 2007 is primarily due to promotional activities, advertising campaigns relating to ActiveShopper, which were primarily Internet based, and Company’s sponsorship of public events in 2007, whereas in 2006 marketing and advertising was comprised of the Company's acquisition of  Internet-based advertising campaigns.

Rent Expense

For the 2007 Period, rent expense was $20,863, an increase of 2.8% as compared to $20,294 for the 2006 Period. The increase in rent expense is primarily attributable to rent expenses in connection with the offices leased in Tel Aviv.

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

As of June 30, 2007, we had a cash balance of $195,896 and accounts receivable of $64,212.

Cash used in operating activities was $92,983 for the six month period ended June 30, 2007 as compared to $229,627 for the six month period ended June 30, 2006. The decrease in the operating cash used for the 2007 Period is primarily attributable to collections of accounts receivable outstanding at December 31, 2006 net of cash needed to fund the loss for the 2007 Period.

Cash used in investing activities was $205 for the 2007 Period as compared to $185 for the 2006 Period.

Cash provided by financing activities in the 2007 Period was $0 compared to $6,350 for the 2006 Period. In the 2006 Period, the Company received proceeds from a note receivable.

We believe our existing cash resources will be sufficient to maintain current operations through June 30, 2008.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the quarter ended June 30, 2007, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

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

Part II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDING

We are not a party to any material legal proceeding.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

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

Signature	Capacity	Date

/s/ Eliron Yaron Eliron Yaron	Chief Executive Officer, President and Principal Financial Accounting Officer	August 12, 2007