Form 10QSB
period 2007-09-30
SHELRON GROUP INC
filed 2007-11-09
CIK 1125903

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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
Yes ☐  No ☒

The number of shares outstanding of the Registrant's Common Stock, $0.001 par value, as of the close of business on November ___, 2007 was 410,688,645.

Transitional Small Business Disclosure Format. (Check one) Yes ☐ No ☒

SHELRON GROUP, INC. AND SUBSIDIARIES

INDEX

Part I. FINANCIAL INFORMATION
Page
Item 1. Financial Statements (Unaudited):

Condensed Consolidated Balance Sheets as of September 30, 2007 and December 31, 2006	2

Condensed Consolidated Statements of Operations for the nine and three months ended September 30, 2007 and 2006, and for the period from August 21, 2001 (date of inception) through September 30, 2007	3

Condensed Consolidated Statements of Cash Flows for three months ended September 30, 2007 and 2006, and for the period from August 21, 2001 (date of inception) through September 30, 2007	4

Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2. Management's Discussion and Analysis or Plan of Operation	13

Item 3. Controls and Procedures	19

Part II. OTHER INFORMATION	20

Item 1. Legal Proceedings	20

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3. Defaults upon Senior Securities	20

Item 4. Submission of Matters to a Vote of Security Holders	20

Item 5. Other Information	20

Item 6. Exhibits	20

Signatures	21

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

SHELRON GROUP INC. AND SUBSIDIARIES
(a development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2007	December 31, 2006
	(unaudited)	(audited)
ASSETS
Current Assets :
Cash	$87,692	$289,083

Accounts receivable	31.094	346,532
Other current assets	90,473	24,819

Total Current Assets	209,259	660,434

Property and Equipment, net of accumulated depreciation of $165,927 and
$139,612, respectively	56,564	82,879

Intangible assets, net of amortization of $9,000 and $6,000 respectively	31,000	34,000

Other asset	23,448	18,132

Deferred tax asset, net of valuation allowance of $1,727,000 and
$1,597,000, respectively	—	—

Total Assets	$320,271	$795,445

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:

Accounts payable and accrued expenses	$109,918	$252,783
Due to stockholders	85,787	20,065
Subscriptions payable	6,000	6,000

Total Current Liabilities	201,705	278,848

Stockholders’ Equity :

Series A convertible preferred stock $.001 par value per share,
Authorized 10,000,000 shares,
Issued and outstanding 1,000,000 shares	1,000	1,000
Common stock, $.001 par value per share
Authorized 500,000,000 shares;
Issued and outstanding 410,688,645 shares and
409,789,359 shares, respectively	410,688	409,788
Additional paid-in capital	5,029,445	5,016,844
Deficit accumulated during the development stage	(5,322,567)	(4,911,035)

Total Stockholders’ Equity	118,566	516,597

Total Liabilities and Stockholders’ Equity	$320,271	$795,445

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

SHELRON GROUP INC. AND SUBSIDIARIES
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

					For the period from
					August 21,
	Nine months ended September 30,		Three months ended September 30,		(date of inception) through September 30,
	2007	2006	2007	2006	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$280,003	$659,266	$41,944	$306,751	$1,808,347

Operating expenses:

Consulting fees	66,212	206,071	17,550	39,700	1,624,709
Research and development	5,142	117,172	—	43,345	619,250
Employment compensation	128,786	127,935	42,915	42,769	948,078
Professional fees	61,148	230,716	15,828	154,785	833,337
Marketing and advertising	248,896	508,122	18,675	244,580	1,575,246
Office and general expenses	90,456	104,011	34,548	28,006	554,373
Rent	59,914	57,402	17,822	21,124	212,329
Depreciation and amortization	29,315	29,859	9,772	9,770	189,928
Insurance	—	22,500	—	—	45,000
Bad debt expense	—	—	—	—	1,260

Total operating expenses	689,869	1,403,788	157,110	584,079	6,603,510

Loss from operations	(409,866)	(744,522)	(115,166)	(277,328)	(4,795,163)

Other income (expense) :
Interest expense	(6,215)	(6,835)	(2,894)	(1,777)	(554,404)
Registration penalty	—	(17,000)	—	—	(17,000)
Interest income	4,549	24,110	964	3,786	54,159

Total other income (expense)	(1,666)	275	(1,930)	2,009	(517,245)

Net loss	(411,532)	(744,247)	(117,096)	(275,319)	(5,312,408)

Stock dividend	—	—	—	—	(10,159)

Net loss applicable to common stockholders	$(411,532)	$(744,247)	$(117,096)	$(275,319)	$(5,322,567)

Basic and diluted net loss per share	$0.00	$0.00	$0.00	$0.00	$(0.02)
Weighted average number of
shares outstanding - basic
and diluted	410,411,942	385,544,853	410,688,645	387,220,906	243,727,373
The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

SHELRON GROUP INC. AND SUBSIDIARIES
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,		For the period from August 21, 2001 (date of inception) through September 30,
	2007	2006	2007
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(411,532)	$(744,247)	$(5,312,408)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash revenue	—	—	(26,500)
Consulting fees financed through note payable	—	—	30,000
Noncash consulting, professional and advisory financial fees	—	215,274	1,255,195
Noncash expenses	—	—	55,745
Amortization of original issue discount and beneficial conversion feature	—	—	545,976
Amortization of deferred finance costs	—	—	15,000
Depreciation	3,815	4,358	60,928
Amortization	25,500	25,500	114,000
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	315,438	98,528	(31,094)
Decrease (increase) in prepaid expenses	(3,675)	20,863	(13,510)
Decrease (increase) in other receivables	(61,979)	(1,747)	(76,963)
Increase (decrease) in accounts payable and accrued expenses	(129,364)	70,745	123,010
Increase (decrease) in due to stockholders	65,722	26,078	530,253
Decrease in deferred revenues	—	(72,500)	—

Net cash used in operating activities	(196,075)	(357,148)	(2,730,368)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	—	(31,991)
Acquisition of software	—	—	(150,000)
Investment in trademarks and domains	—	—	(40,000)
Increase in security deposit	(5,316)	(302)	(23,449)

Net cash used in investing activities	(5,316)	(302)	(245,440)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debentures	—	—	512,000
Proceeds from issuance of common stock	—	—	2,495,000
Increase in stock subscriptions payable	—	—	6,000
Payment of deferred finance fees	—	—	(15,000)
Proceeds from note receivable	—	6,350	26,350
Proceeds from notes payable	—	—	105,150
Payment of notes payable	—	—	(66,000)

Net cash provided by financing activities	—	6,350	3,063,500

Net (decrease) increase in cash	(201,391)	(351,099)	87,692

Cash at the beginning of period	289,083	791,713	—

Cash at the end of period	$87,692	$440,614	$87,692

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:

Consulting fees financed through notes payable	$—	$—	$30,000
Consulting fee paid in exchange for series A preferred stock issuance	$—	$—	$1,000
Conversion of debentures and related interest to common stock	$—	$—	$583,960
Consulting and professional fees paid in exchange
for shares of common stock	$—	$215,274	$929,871
Financial advisory fees paid in exchange for shares of common stock	$—	$—	$324,324
Advertising fees paid in exchange for shares of common stock	$—	$—	$55,000
Noncash dividend paid	$—	$—	$10,159
Issuance of common stock for a note receivable	$—	$—	$26,350
Issuance of common stock for notes payables	$—	$—	$42,650
Issuance of common stock for accrued consulting fees	$13,500	$14,372	$40,372
Issuance of common stock for accrued compensation
for a stockholder	$—	$—	$444,466

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

Accounts Receivable -

Accounts receivable are reported at their outstanding unpaid principal balances reduced by an allowance for doubtful accounts. The Company estimates doubtful accounts based on historical bad debts, factors related to specific customers' ability to pay, and current economic trends. The Company writes off accounts receivable against the allowance when a balance is determined to be uncollectible. At September 30, 2007 and December 31, 2006, management considered accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts was provided for.

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

Service revenue primarily derives from the implementation of partnership agreements according to which the Company provides a service of directing traffic to merchants' websites. Service revenue is primarily based on a pay-per-click model, reported at their net values to the Company, which represent the revenues the Company is entitled to receive according to the partnership agreements. In order to recognize service revenue the following criteria must be met: the partnership agreement must be signed by the customer, the signed agreement must specify the fees to be received for the services, the service has been performed and accepted by the customer, no significant Company obligations remain and collectability is probable.

Management of advertising campaign revenues primarily relates to advertising through ActiveShopper websites. In order to recognize management of advertising campaigns revenue, the following criteria must be met: an agreement must be signed by the customer, the signed agreement must specify the fees to be received, consultancy and management have been provided and accepted by the customer, no significant Company obligations remain and collectability is probable.

When the above stated revenue recognition criteria are not met, the Company records deferred revenue.

Research and Development -

Costs incurred in connection with the research and development of the Company's products are expensed as incurred.

Marketing and Advertising -

Marketing and advertising costs are expensed as incurred.

Income Taxes -

Income taxes are accounted for under the liability method. Under this method, deferred tax assets and liabilities are recorded based on the temporary differences between the financial statement and the tax bases of assets and liabilities and for operating loss carry forwards measured using the enacted tax rates in effect for the year in which the differences are expected to reverse. The Company periodically evaluates whether its net deferred tax assets will be realized and records a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

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

	September 30,	December 31,
	2007	2006
Series A convertible preferred stock	1,000,000	1,000,000
Options (weighted average)	—	518,750

Stock-based Compensation -

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 123R "Share Based Payment". This statement is a revision of SFAS Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest and will be reflected as compensation expense in the financial statements. This statement is effective for public entities that file as small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005, and as adopted by the Company commencing January 1, 2006. There were no employee options granted in either as of September 30, 2007 or December 31, 2006.

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

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying unaudited consolidated financial statements, the Company has incurred net losses applicable to common stockholders of $5,322,567 from inception through September 30, 2007, which raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required. The outcome of these uncertainties cannot be assured.

The financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that management will be successful in implementing its business plan or that the successful implementation of such business plan will actually improve the Company's operating results.

Management of the Company believes that available cash resources on hand will enable the Company to maintain operations as presently conducted through September 30, 2008. However, these cash resources may not be sufficient to support any unforeseen contingencies that may arise or permit the Company to take advantage of business opportunities that may arise.

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

Amortization totaled $3,000 and $1,000 for each of the nine and three months ended September 30, 2007 and 2006, respectively. Amortization for the next five years and thereafter is expected to be as follows: $4,000 for the years 2007 through 2011 and $14,000 thereafter.

NOTE 5 - DUE TO STOCKHOLDERS

Hull Services, Inc. ("Hull")

The Company is controlled by Hull, a company wholly-owned by the Company's chairman/principal executive officer/principal financial and accounting officer. In March 2005, the Company entered into a consulting agreement with Hull. Pursuant to the terms of the agreement, Hull earns consulting fees totaling $156,000 per annum in installments of $3,000 per week. Such amounts are reflected on the statements of operations as employment compensation and are paid when funds are available. Hull is also reimbursed for all reasonable expenses incurred in connection with services rendered on behalf of our Company. In addition, Hull advances monies to the Company when needed.

The agreement continues in effect through March 2008 and contains certain customary confidentiality and non-compete provisions. The agreement is renewed automatically for successive one year periods until either party gives the other a 180-day prior notice of its intent to terminate the agreement. As of September 30, 2007, no prior written notice with the intent to terminate the agreement was provided.

As of September 30, 2007 and December 31, 2006, the Company owed Hull $59,026 and $4,467, respectively.

Eliron Yaron

Mr. Yaron is the Company's chairman/principal executive officer/principal financial and accounting officer. At September 30, 2007 and December 31, 2006, Mr. Yaron was owed $26,761 and $15,598, respectively.

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

Issuance of shares of common stock for services received

During the nine months ended September 30, 2007, the Company issued 899,286 shares of its common stock to one service provider in consideration of services rendered in the equivalent of $13,500.

During the nine and three months ended September 30, 2006, the Company issued 6,633,054 and 4,622,575 shares of its common stock to four and three service providers, respectively, in consideration of services rendered totaling $177,553 and $115,129, respectively. In addition, the Company issued 651,617 shares of its common stock to three service providers in consideration of services rendered in the equivalent of $14,372 which were accrued at December 31, 2005.

NOTE 8 - STOCK BASED COMPENSATION

During the nine and three month period ended September 30, 2006, the Company granted 675,000 and 0 options, respectively, to a consultant in connection with services provided by the consultant to the Company during the period January 15, 2006 through May 15, 2006. Pursuant to the agreement with the consultant, 150,000 options were granted at the end of each one of the months from January through April 2006 and 75,000 options were granted at May 15, 2006. Each option grant vested on its grant date and had a March 31, 2007 expiration date. The exercise price of the options was determined to be $0.04. During the nine and three months ended September 30, 2006, consulting fees in the amount of $20,721 and $0, respectively, were charged to expenses according to the fair value of each option as estimated under a Black-Scholes option pricing model. The weighted average grant-date fair value of the share options during the nine month period ended September 30, 2006 was $0.031. As of September 30, 2006, no share options were exercised. All share options have expired effective March 31, 2007 without having been exercised.

NOTE 9 - REVENUE AND MAJOR CUSTOMERS

Revenues were generated from the implementation of partnership agreements according to which traffic is directed to merchants' websites through ActiveShopper.

During the nine and three months ended September 30, 2007, revenues generated from one customer accounted for approximately 93% and 96% of total revenues, respectively. At September 30, 2007, one customer accounted for approximately 90% of the Company's accounts receivable. At December 31, 2006, two customers accounted for approximately 98% of the Company's accounts receivable.

During the nine and three months ended September 30, 2006, two customers and one customer accounted for approximately 89% and 84% of total revenues, respectively. Of such amounts, one customer accounted for approximately 79% and 84% of total revenues, respectively.

Revenues were earned in the following countries for the nine and three months ended September 30, 2007 and 2006:

Nine months ended September 30 :	2007	2006
United States	$268,604	$603,073
United Kingdom	10,639	56,193
Others	760	—
Total	$280,003	$659,266

Three months ended September 30 :	2007	2006
United States	$41,406	$262,782
United Kingdom	278	43,969
Others	260	—
Total	$41,944	$306,751

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

In addition, since revenues are subject to seasonal fluctuations, then revenues levels cannot be sustained and growth is not assured. Management has reviewed its current marketing efforts and has determined it is in the best interests of the Company to reduce its online advertising activities.   Management analyzed the revenue generated from such advertising and determined that the revenue generated is not profitable.  Management has determined that the Company has to change its toolbar distribution strategy and to target distributors who will work with us on a revenue sharing basis.  As the result of these changes, revenues and marketing and advertising expenses decreased for the nine and three months ended September 30, 2007 versus 2006.

We are considered a development stage company and have a limited operating history upon which an evaluation of our prospects can be made. For the period August 21, 2001 (date of inception) through September 30, 2007, we had an accumulated deficit of $5,322,567. Our prospects must therefore be evaluated in light of the problems, expenses, delays and complications associated with a development stage company.

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

RESULTS OF OPERATIONS

Comparison of the nine months ended September 30, 2007 (the "2007 Period") and the nine months ended September 30, 2006 (the "2006 Period"):

Revenues

Revenues were primarily generated by the implementation of partnership agreements according to which we direct traffic to merchants' websites through ActiveShopper and consulting fees provided by the Company in connection with advertising campaigns based on ActiveShopper. For the 2007 Period, our revenues were $280,003, a decrease of 57.5% as compared to revenues of $659,266 for the 2006 Period.

During the 2007 Period, revenues generated from one customer accounted for approximately 93% of total revenues accounted for the period. At September 30, 2007, one customer accounted for approximately 90% of the Company's accounts receivable. During the 2006 Period, two customers accounted for approximately 89% of total revenues, of which one customer accounted for approximately 79% of total revenues.

The decrease in revenues is primarily attributable to the change in the Company's toolbar distribution strategy as discussed in the Overview section.

Operating Expenses

Operating expenses consist of salaries, consulting expenses, research and development, marketing and advertising and other expenses associated with the operations of our business. For the 2007 Period, operating expenses were $689,868, a decrease of 50.8% as compared to $1,403,788 for the 2006 Period.

Consulting Expenses

For the 2007 Period, consulting fees were $66,212, a decrease of 67.9% as compared to $206,071 for the 2006 Period. The decrease was primarily due to the Company's decision to reduce its use of consultants.

Research and development

Research and development consist of subcontracting personnel and related expenses of research and development teams in Israel and abroad. For the 2007 Period, research and development expenses were $5,142, a decrease of 95.6% as compared to $117,172 for the 2006 Period.

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

For the 2007 Period, employment compensation was $128,786, an increase of 0.7% as compared to $127,935 for the 2006 Period. The increase in employment compensation was insignificant.

Professional Fees

Professional fees consist primarily of legal, accounting and auditing and public and investor relation fees. For the 2007 Period, professional fees were $61,148, a decrease of 73.5% as compared to $230,716 for the 2006 Period. The decrease in professional fees is primarily due to lower audit and legal fees.

Marketing and advertising

For the 2007 Period, marketing and advertising expenses were $248,896, a decrease of 51.0% as compared to $508,122 for the 2006 Period. The decrease in 2007 is primarily due to promotional activities, advertising campaigns relating to ActiveShopper, which were primarily Internet based, and Company’s sponsorship of public events in 2007, whereas in 2006 marketing and advertising was comprised of the Company's acquisition of Internet-based advertising campaigns.

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

For the 2007 Period, rent expense was $59,914, an increase of 4.4% as compared to $57,402 for the 2006 Period. The increase in rent expense is primarily attributable to rent expenses in connection with the offices leased in Tel Aviv.

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

Comparison of the three months ended September 30, 2007 (the "2007 Period") and the three months ended September 30, 2006 (the "2006 Period"):

Revenues

For the 2007 Period, our revenues were $41,944, a decrease of 86.3% as compared to revenues of $306,751 for the 2006 Period.

During the 2007 Period, revenues generated from one customer accounted for approximately 96% of total revenues accounted for the period. During the 2006 Period, one customer accounted for approximately 84% of total revenues.

The decrease in revenues is primarily attributable to the change in the Company's toolbar distribution strategy as discussed in the Overview section.

Operating Expenses

Operating expenses consist of salaries, consulting expenses, research and development, marketing and advertising and other expenses associated with the operations of our business. For the 2007 Period, operating expenses were $157,110, a decrease of 73.1% as compared to $584,079 for the 2006 Period.

Consulting Expenses

For the 2007 Period, consulting fees were $17,550, a decrease of 55.8% as compared to $39,700 for the 2006 Period. The decrease was primarily due to the Company's decision to reduce its use of consultants.

Research and development

Research and development consist of subcontracting personnel and related expenses of research and development teams in Israel and abroad. For the 2007 Period, research and development expenses were $0, The related expenses during the 2006 period were $43,345.

The decrease in research and development activities is primarily attributable to the successful completion of the first developing phase of ActiveShopper.

Employment Compensation

For the 2007 Period, employment compensation was $42,915, an increase of 0.3% as compared to $42,769 for the 2006 Period.

Professional Fees

Professional fees consist primarily of legal, accounting and auditing and public and investor relation fees. For the 2007 Period, professional fees were $15,828, a decrease of 89.8% as compared to $154,785 for the 2006 Period. The decrease in professional fees is primarily due to lower audit and legal fees.

Marketing and advertising

For the 2007 Period, marketing and advertising expenses were $18,675, a decrease of 92.4% as compared to $244,580 for the 2006 Period. The decrease in 2007 is primarily due to promotional activities, advertising campaigns relating to ActiveShopper, which were primarily Internet based, and Company’s sponsorship of public events in 2007, whereas in 2006 marketing and advertising was comprised of the Company's acquisition of Internet-based advertising campaigns.

Rent Expense

For the 2007 Period, rent expense was $17,822, a decrease of 15.6% as compared to $21,124 for the 2006 Period. The decrease in rent expense is primarily attributable to a sub-lease rent participation in connection with the offices leased in Tel Aviv.

Insurance Expense

Insurance consisted of a Directors and Officers policy that was acquired on July 1, 2005 and expired on June 30, 2006. The policy was not renewed. For the 2007 Period and for the 2006 period, insurance expense was $0.

LIQUIDITY AND CAPITAL RESOURCES

To date we have financed our operations primarily from cash generated though the sale of our common stock in private placements as well as from cash earned from our operations.

As of September 30, 2007, we had a cash balance of $87,692 and accounts receivable of $31,094.

Cash used in operating activities was $196,075 for the nine month period ended September 30, 2007 as compared to $357,148 for the nine month period ended September 30, 2006. The decrease in the operating cash used for the 2007 Period is primarily attributable to collections of accounts receivable outstanding at December 31, 2006, net of cash needed to fund the loss for the 2007 Period.

Cash used in investing activities was $5,316 for the 2007 Period as compared to $302 for the 2006 Period. The increase in the investing cash used for the 2007 Period is primarily attributable to an increase of the secured deposit in exchange of a bank guarantee for the office lease agreement of the subsidiary in Israel.

Cash provided by financing activities in the 2007 Period was $0 compared to $6,350 for the 2006 Period. In the 2006 Period, the Company received proceeds from a note receivable.

We believe our existing cash resources will be sufficient to maintain current operations through September 30, 2008.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the quarter ended September 30, 2007, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

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

Signature	Capacity	Date

/s/ Eliron Yaron Eliron Yaron	Chief Executive Officer, President and Principal Financial Accounting Officer	November 9, 2007