Form 10KSB
period 2007-12-31
SHELRON GROUP INC
filed 2008-03-31
CIK 1125903

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

Mark One:

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-31176

SHELRON GROUP INC.

Delaware	04-2968425
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

29 Broadway, New York, New York	10006
(Address of principal executive offices)	(Zip Code)

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

Issuer's revenues for the year ended December 31, 2007: $329,244

The aggregate market value as at March 24, 2008 of the Common Stock of the issuer held by non-affiliates was $575,283, (based on the last reported closing price of $0.0020 per share on March 24, 2008).

The number of shares outstanding of the issuer's Common Stock as of March 27, 2008 was 410,840,344.

Transitional Small Business Disclosure Format:   Yes ☐ No ☒

SHELRON GROUP INC.
2007 FORM 10-KSB ANNUAL REPORT

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

PART 1

ITEM 1. DESCRIPTION OF BUSINESS

COMPANY OVERVIEW

Shelron Group, Inc. is a company that develops and markets e-commerce advertising and comparative shopping software products and services. We released our initial product, ActiveShopper, in August 2004. ActiveShopper is a free software download that automatically scans, locates and compares prices for an item that a consumer selects at an e-commerce site and is designed to assist consumers to make informed purchase decisions by enabling them to find the items they are looking for, compare products, prices and stores, and buy from among thousands of online merchants. We also maintain a comparison shopping Web site located at: www.activeshopper.com. We are also considering strategic acquisitions of synergistic technologies that management believes will enhance our market positioning.

We have been engaged in the on-line shopping business since March 2004. Prior to that time, we were engaged in the field of designing and developing business applications software. We generate revenues primarily in the form of payments from online merchants for directing traffic to their websites and managing merchants advertising campaigns through ActiveShopper.

We were originally incorporated in the State of Massachusetts in June 1987, under the name "Professional Brushes, Inc." In April 1999, we changed our state of incorporation to Delaware by means of a merger with and into a Delaware company and, in connection therewith, changed our name to "PB Acquisition Corp." In May 2000, we entered into a share exchange agreement with TTTTickets.com, Inc., a Delaware corporation ("Tickets") incorporated in April 2000 for the purposes of developing and maintaining an internet website for the sale and purchase of event tickets, pursuant to which Tickets became a wholly owned subsidiary of our company. We also changed our name to "TTTTickets Holding Corp." Thereafter, in November 2001, we entered into a stock purchase and merger agreement with B-Park Communications, Inc., ("B-Park") a Delaware corporation formed in August 2001 for the sole purpose of entering into such agreement. In September 2002, we changed our name to "Shelron Group, Inc.".

In this report, the terms "we," "us" and the "Company" refer to Shelron Group, Inc., its' predecessors, and subsidiaries, unless the context indicates otherwise.

INDUSTRY BACKGROUND

When online shopping emerged in the mid-1990s, there were just a handful of online retailers, and thus, consumers could easily check the prices of products that were sold on the Web by going from one store to the other and manually comparing prices for a product. As e-commerce evolved, more and more online retailers established businesses and more customers began to shop online and increase their online spending. With more people and money being spent online in the years 1998-2000, the simple task of going to a handful of online retailers and checking the price became an unmanageable task. At that same time, the first Internet-based shopping comparison services emerged.

Online shopping comparison Web sites were established to help consumers manage the task of shopping online by enabling them to find, compare, and buy products conveniently and efficiently. Generally speaking, they gather data from online retailer, either by accessing merchant’s data feeds or using search engine technology to “scrap” data off of merchant’s Web sites. The existing shopping comparison Web sites all offer quite similar functionality. Users search or browse for products that they desire and then receive information about the product and the merchants that sell it, including each merchant’s pricing. While these sites may offer extensive information such as a review of the product, side-by-side comparison of a product with similar products, etc., the most valued information is each retailer’s pricing for each particular item they sell.

Shopping comparison Web sites generate their revenue from one or more of the following revenue streams:

•	Payments from merchants for directing traffic to their sites (Pay Per Click);

•	Payments from merchants when a directed customer actually buys a product in the merchant’s site (Pay Per Purchase); or

•	Other advertising activities on the comparison shopping service website.

Pay Per Click models are more common and the Pay Per Click revenue earned for directing users to shopping website tends to be high, as these users tend to be high-probability purchasers.

Over the years, little has changed in the way comparative shopping services function and what they offer to their users. We believe ActiveShopper's model, as described below, may impact the market and shift users to our more comprehensive solution. ActiveShopper offers simplicity to consumers without providing complex mechanisms and comparison data, offered by most of shopping comparison services, thereby protecting consumers better from pseudo-attractive buying offers received by email and advertising banners.

SHELRON'S COMPARATIVE SHOPPING PRODUCTS

We offer consumers a two-pronged approach to comparison shopping online - our ActiveShopper software product and our ActiveShopper.com Web site.

Our ActiveShopper software is a free software download that installs an invisible shopping agent, a comparison shopping toolbar on the user’s Web browser and our proprietary “Sidebar” product. All three of these features are integrated. Once installed, the ActiveShopper software detects when a user is visiting the Web site of any online retailer and then automatically scans, locates and compares prices for the item that the consumer is shopping for.

Our ActiveShopper Web site (located at: www.activeshopper.com), answers the needs of novice and one time users who may prefer the more traditional comparison shopping Web site experience. By offering kinds or products, we attempt to meet the needs of those who may prefer to use a site, and those who prefer to have the price comparison process done automatically for them while they are shopping.

ActiveShopper is comprised of software components we purchased in March, 2004 from an independent and non-affiliated third party software developer for aggregate consideration of $150,000. We are continuously working to improve and add additional features and components to ActiveShopper.

In November, 2004, we released ActiveShopper 1.0 with a newly designed interface and a broader range of products for comparative shopping. With this release, ActiveShopper was able to provide comparative shopping information for computers and their peripherals and for other electronic products, such as televisions and digital cameras.

In December, 2004, we released ActiveShopper 1.1 which included a free text search field in the toolbar, allowing ActiveShopper users to search a comparative shopping database for products that they desire, without having to actually be in that product's page in an e-store in order to receive the relevant information.

In January, 2005, we released an enhanced version of the ActiveShopper's Web site, which included more user functionality and banner displays that serve as an additional source of revenue.

In March, 2005, we released ActiveShopper 1.2 which included an additional advanced feature of the ActiveShopper Sidebar, a new enhancement that automatically displays comparative shopping results when users search for information in leading search engines such as Google, MSN, AOL, and Yahoo.

Currently, ActiveShopper's revenues are generated from: (i) ActiveShopper websites’ search for the United States, United Kingdom, Australia, France and Germany, with the last two still under testing and (ii) ActiveShopper Sidebar, which automatically displays comparative shopping results when users search for information in leading search engines such as Google, MSN, AOL, and Yahoo.

OUR STRATEGY

By offering two different approaches to comparison shopping, for two different classes of users, we attempt to maximize revenue. However, our goal is to increase the number of users who download and install our ActiveShopper toolbar, since with the toolbar we experience a much higher level of what is commonly referred to as “stickiness” as compared to a Web site (including our own). In the Internet terminology, "stickiness" refers to the level of potential returning visitors.

With all of our produces, we are mindful online consumers tend to return to utilize services of and Web sites that provide them with accurate information and ease of use. Thus, our objective is to enhance ActiveShopper's features and functionality and increase consumer awareness and usage of both our ActiveShopper Web site and software product. In addition, we plan to release new versions of ActiveShopper, targeting new market segments.

To achieve these objectives, the key elements of our strategy include the following:

* Consumer Market Analysis and our Product Features. We will seek to implement changes to enhance our products' features based on feedback from ActiveShopper users, our constant current marketing analysis and our know-how. We believe the enhancing of features and functionality of our products will add to ActiveShopper's competitiveness and encourage further usage.

* Marketing ActiveShopper through the Internet. We currently market ActiveShopper through Internet-based marketing campaigns, which we continuously analyze in order to identify efficient ways to expand our users' base. Our Internet-based campaigns and advertising include major first tier search engines such as Google and Yahoo. During 2005, we entered into agreements for the distribution of ActiveShopper co-branded and white label clients.

* Global Market Expansion through Strategic and Collaborative Relationships. We believe collaboration with leading on-line comparison shopping Web sites is an avenue for us to increase consumer use of our technology, increase demand for our services and generate revenues. ActiveShopper's technologies are currently implemented to analyze web pages in e-commerce sites based in the United States. We intend to implement ActiveShopper in additional geographic areas, including markets outside the United States, as part of our expanding strategy.

* Introduce New Product Applications. We believe in the concept of additional product applications, example of which is a mobile comparative shopping application, which we are presently developing.

No assurance can be provided that we will successfully implement all or any part of our strategy.

We are subject to significant business risks and may need to raise additional capital in order to realize our business plan and effectuate the above strategy.

MARKETING PLAN

To date, our efforts historically have been devoted primarily to the design, development and testing of ActiveShopper, as well as, raising the capital needed to develop and maintain our business. As a result of capital raises, our development and testing, as well as, our marketing efforts have significantly increased in scope and magnitude.

We plan to continue generating revenue principally from merchants in exchange of directing traffic to their websites through ActiveShopper.

Service providing agreements or affiliation agreements with merchants have and may be further reached directly or through third parties. We currently have agreements with third parties that are mainly based on a sharing revenue model.

We intend to seek out additional collaborative relationships with other on-line comparison shopping providers in the United Sates and abroad and other additional forms of advertising in order to generate additional revenues through ActiveShopper. However, except as noted above, we presently have a relatively small amount of revenue generating arrangements and no assurance can be provided that we will in fact be able to enter into such agreements or arrangements on terms that are commercially acceptable to us. Our success in concluding any revenue generating commercial agreements is premised, in part, on the further acceptance of our products.

RESEARCH AND DEVELOPMENT

Research and development expenses, as included in our statements of operations, consist of subcontracting personnel and related expenses of research and development teams in Israel and abroad. During fiscal years 2007 and 2006 we expended $5,142 and $132,336, respectively, on research and development in connection with our ActiveShopper technologies.

PROPRIETARY RIGHTS

Protecting our proprietary rights, such as our brand name and our proprietary technologies, is critical to building consumer loyalty and attracting and retaining customers. We seek to protect our proprietary rights through a combination of copyright, trade secret, patent and trademark law, and contractual restrictions, such as confidentiality agreements and proprietary rights agreements. We enter into confidentiality and proprietary rights agreements with our service providers, and generally control access to and distribution of our proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may obtain and use our intellectual property, and we cannot be certain the steps we have taken will prevent misappropriation or confusion among consumers and merchants. If we are unable to procure, protect and enforce our intellectual property rights, then we may not realize the full value of these assets, and our business may suffer.

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

We do not currently have any additional registered trademarks. We do not currently have any patents on our technologies.

COMPETITION

The market for advertising and comparative shopping software products and services is highly competitive and we expect competition to intensify in the future. Our competitors include Web sites such as Shopping.com, Shopzilla, PriceGrabber.com, and Mysimon.com. Many of our competitors have longer operating histories, greater name recognition and significantly greater financial, technical, and sales and marketing resources than we have. As a result, these competitors are able to devote greater resources to the development, promotion, sale and support of their products. In addition, these entities have large market capitalization or cash reserves and are in a better position to acquire other companies in order to gain new technologies or products. Many of our competitors also have greater brand name recognition, more extensive customer bases, developed distribution channels and broader product offerings than we do. These companies can use their broad customer bases and product offerings and adopt aggressive pricing policies with advertisers to gain market share.

EMPLOYEES AND CONSULTANTS

We currently have one full time employee, who is our President. Our President also currently serves as one of our three Directors.

We presently retain five professional service providers and consultants, who provide services including, management, technical maintenance, marketing, financial accounting and administration and public relations services. These service providers and consultants may provide their services to us on a full-time, part-time, or on demand basis.

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

ITEM 2. DESCRIPTION OF PROPERTY.

We do not own any real property.

We maintain an office at 29 Broadway, New York, New York. No rent is charged for this space. We also lease an apartment in New York City on a month-to-month basis from an unaffiliated party for approximately $2,700 per month. In addition, on May 31, 2005, we began leasing approximately 97 (34% from 285) square meters of office space at 22 Raul Wallenberg Street, Tel Aviv, Israel from an unaffiliated party for approximately $1,900 per month in addition to certain occupancy and office maintenance costs. We believe that our office space in the United States and Israel is sufficient to meet our current and anticipated needs.

ITEM 3. LEGAL PROCEEDINGS.

We are not involved in any pending legal proceedings which we anticipate can result in a material adverse effect on our business or operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's Common Stock is listed on the OTC Bulletin Board under the symbol "SHRN" . The following table sets forth the high and low bid information for the Company's Common Stock for each quarterly period during the year ended December 31, 2007 and 2006 as reported by the OTC Bulletin Board. The OTC Bulletin Board quotations reflect inter-dealer prices, are without retail markup, markdown or commission, and may not represent actual transactions.

	High	Low

Calendar Year 2007
First Quarter	$0.024	$0.013
Second Quarter	$0.018	$0.006
Third Quarter	$0.015	$0.005
Fourth Quarter	$0.012	$0.002

Calendar Year 2006
First Quarter	$0.083	$0.041
Second Quarter	$0.065	$0.032
Third Quarter	$0.037	$0.020
Fourth Quarter	$0.028	$0.015

HOLDERS

At the date of this filing there are approximately 362 holders of record of the Company's Common Stock. This does not reflect those shares held beneficially or those shares held in "street" name.

DIVIDENDS

Holders of Common Stock and Series A Preferred Stock are entitled to dividends, when, as, and if declared by our Board of Directors, out of funds legally available therefore. Except for a stock dividend distribution in August 2003 of 10,158,926 shares of its Common Stock, we have paid no dividends on the Common Stock or Series A Preferred Stock and do not expect to pay cash dividends in the foreseeable future with respect to the Common Stock or Series A Preferred Stock.

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

EQUITY COMPENSATION PLAN INFORMATION

We do not have any existing option or equity compensation plans.

RECENT SALES OF UNREGISTERED SECURITIES

Set forth below is certain information concerning sales by us of unregistered securities during the three months ended December 31, 2007.

In January 2008, the Company issued 5,833,333 shares of its common stock to Eliron Yaron at $0.006 per share for gross proceeds of $35,000. The proceeds were received by the Company in December 2007.

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

OVERVIEW

We develop e-commerce advertising and comparative shopping software products and services.

We released our initial product, ActiveShopper, in August 2004. ActiveShopper is a free software application that automatically scans, locates and compares prices for an item that a consumer selects at an e-commerce site and is designed to assist consumers to make informed purchase decisions by enabling them to find the items they are looking for, compare products, prices and stores, and buy from among thousands of online merchants. We also provide similar comparison shopping services at our www.activeshopper.com Web site.

We have been engaged in the on-line comparison shopping business since March 2004. Prior to that time, we were engaged in the field of designing and developing business applications software.

We presently generate revenues primarily from merchants in exchange of directing traffic to their websites through our ActiveShopper software and Web site.

We presently generate revenues primarily according to a Pay Per Click advertising model which compensates us for directing Web users to merchants' websites. We also implement a Pay Per Sale (Pay Per Purchase) model when a sale derives from the directing of traffic to a merchant website,

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires our management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We continually evaluate the accounting policies and estimates we use to prepare the consolidated financial statements. We base our estimates on historical experiences and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management.

We do not participate in, nor have we created, any off-balance sheet special purpose entities or other off-balance sheet financing.

We have identified the accounting policies below as critical to our business operations and the understanding of our results of operations.

Principles of consolidation - The accompanying consolidated financial statements include the accounts of Shelron Group Inc. and its wholly-owned subsidiary (collectively, the "Company"). All significant inter-company transactions have been eliminated.

Reclassifications - Certain reclassifications have been made to prior year statements to conform to the current year presentation. These reclassifications have no impact on period reported net income or cash flow.

Development Stage

The Company was in the development stage from August 21, 2001 through December 31, 2006. The year 2007 is the first year during which it is considered an operating company.

Use of estimates -These consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The Company continually evaluates the accounting policies and estimates used to prepare the consolidated financial statements. The Company bases its estimates on historical experiences and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management.

Functional currency - The currency of the primary economic environment in which we operate is the U.S. dollar, which is used as the Company's functional and reporting currency.

Cash - We maintain cash in bank accounts which may, at times, exceed federally insured limits. We have not experienced any loss on these accounts.

Fair value of financial instruments - Substantially all of the Company's financial instruments, consisting primarily of current receivables, accounts payable and accrued expenses are carried at, or approximate, fair value because of their short-term nature.

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

Service revenue primarily derives from the implementation of partnership agreements according to which the Company provides a service of directing traffic to merchants' websites. Service revenue is primarily based on a pay-per-click model, reported at their net values to the Company, which represent the revenues the Company is entitled to receive according to the partnership agreements. In order to recognize service revenue, the following criteria must be met: (i) the partnership agreement must be signed by the customer, (ii) the signed agreement must specify the fees to be received for the services, (iii) the service has been performed and accepted by the customer, (iv) no significant Company obligations remain and (v) collectability is probable.

Management of advertising campaign revenues primarily relates to advertising through ActiveShopper websites. In order to recognize management of advertising campaigns revenue, the following criteria must be met: (i) an agreement must be signed by the customer, (ii) the signed agreement must specify the fees to be received, (iii) consultancy and management have been provided and accepted by the customer, (iv) no significant Company obligations remain and (v) collectability is probable.

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

RESULTS OF OPERATIONS

Comparison of the Year Ended December 31, 2007 (the "2007 Period") and the Year Ended December 31, 2006 (the "2006 Period"):

Revenues and Major Customers

Revenues were primarily attributable to the implementation of partnership agreements pursuant to which we direct traffic to merchants' websites through our ActiveShopper software and Web site products. Revenues for the 2007 Period were $329,244, a decrease of $786,170 or 70% over revenues for the 2006 Period which were $1,115,414. The decrease in revenues is primarily attributable to decreased activities through ActiveShopper, as a result of the Company’s change of its marketing strategy during the 2007 Period. Revenues for the 2006 period include $72,500 which was deferred in 2005 and were primarily attributable to management and consulting fees provided by the Company in connection with advertising campaigns based on ActiveShopper.

During the 2007 Period, revenues generated from two customers accounted for approximately 97% of total revenues accounted for the period, of which one customer accounted for approximately 94% of total revenues for the period. These customers comprise approximately 85% of the Company's accounts receivables at December 31, 2007, of which one customer accounted for approximately 84% of our accounts receivable.

Operating Expenses

Our operating expenses consist of salaries, consulting expenses, research and development, marketing and advertising and other expenses associated with the operations of our business.

For the 2007 Period, our operating expenses were $842,407, a decrease of 59% as compared to $2,040,759 for the 2006 Period. Each component of operating expenses is shown below:

Consulting Expenses

For the 2007 Period and 2006 Period, our consulting expenses were $87,599 and $296,571, respectively. The decrease in consulting expenses of $208,972 or 70% in 2007 is primarily due to the Company's decision to reduce its use of consultants.

Research and Development Expenses

Research and development expenses consist of subcontracting personnel and related expenses of research and development teams in Israel and elsewhere abroad. Research and development expenses decreased to $5,142 in the 2007 Period from $132,336 in the 2006 Period, a decrease of $127,194 or 96%. These amounts included $0 and $7,261, respectively, of non-cash expenses incurred from the issuance of shares of Common Stock for services rendered to the Company. The decrease in research and development activities is primarily attributable to the successful completion of ActiveShopper software’s first developing phase

Employment Compensation

Our sole full time employee is our President Eliron Yaron. For the 2007 Period and 2006 Period, employment compensation totaled $174,460 and $170,792, respectively. The slight increase in employment compensation was the result of compensation paid to Mr. Yaron for services performed for the Israeli subsidiary for which he received additional compensation.

Professional Fees

Professional fees consist primarily of legal, accounting and auditing and public and investor relations fees. For the 2007 Period and 2006 Period, our professional fees were $78,204 and $297,044, respectively. The decrease in professional fees of $218,840 or 74% in 2007 is primarily due to the Company's decision to reduce its use of consultants.

Marketing and Advertising

Our marketing and advertising expenses for the 2007 Period and 2006 Period amounted to $282,721 and $840,785, respectively. The decrease in marketing and advertising expenses of $558,064 or 66% is principally attributable to the Company’s change of its marketing strategy during the 2007 Period. Management reviewed its current marketing efforts and determined it is in the best interest of the Company to reduce our online advertising activities.   Management analyzed the revenue generated from such advertising and determined the revenue generated is not profitable.  Additionally, Management determined the Company has to change its toolbar distribution strategy and to target distributors who will work collaboratively with us on a revenue sharing basis.  As the result of these changes, revenues and marketing and advertising expenses decreased for the 2007 Period.

Rent Expense

Rent expense for the 2007 Period and 2006 Period totaled $69,641 and $72,873, respectively, a decrease of $3,232 or approximately 4%. The decrease in rent expense is primarily attributable to sub-lease participation in rent expenses in connection at our Tel Aviv offices.

Insurance Expense

For the 2007 Period and 2006 Period, insurance expense was $0 and $22,500 respectfully. The large decrease in insurance expense was related to the expiration of a Directors and Officers insurance policy in 2006 which was not renewed.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have financed our operations primarily from cash generated through the sale of our Common Stock in private placements as well as from cash earned from our operations. As of December 31, 2007, we had a cash balance of $131,798 and accounts receivable of $19,741.

Cash used in operating activities was $180,933 for 2007 compared to $508,559 for 2006. The decrease in the operating cash used is primarily attributable to funding the net losses in both years.

Cash used in investing activities in 2007 was $5,352 and $421 in 2006. Cash used in 2007 was primarily attributable to the increase of pledged deposit, as a guarantee of the lease agreement of the offices in Israel.

Cash provided by financing activities was $29,000 in 2007 as compared to $6,350 in 2006. The cash provided by financing activities in the year 2007 was from a payment on account of share capital and the cash provided in 2006 period was from the collection of a note receivable.

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

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has incurred losses of $511,448, and $918,058 for the years ended December 31, 2007 and 2006, respectively, and a working capital deficiency which raises substantial doubt about the Company's ability to continue as a going concern.

Management believes that the company will continue to incur losses and negative cash flows from operating activities for the foreseeable future and will need additional equity or debt financing to sustain its operations until it can achieve profitability and positive cash flows, if ever. Management plans to seek additional debt and/or equity financing for the Company, but cannot assure that such financing will be available on acceptable terms. The Company's continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required. The outcome of this uncertainty cannot be assured.

The accompanying consolidating financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that management will be successful in implementing its business plan or that the successful implementation of such business plan will actually improve the Company's operating results.

RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments" ("SFAS No. 155"). SFAS No. 155 amends SFAS No 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006. SFAS No. 155 did not have a material effect on the financial position or results of operations of the Company.

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"), which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB No. 109,"Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. FIN 48 did not have a material effect on the financial position or results of operations of the Company.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The implementation of this guidance is not expected to have any impact on the Company's consolidated financial statements.

In June 2007, the Emerging Issues Task Force ("EITF") issued EITF 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities," which provides guidance on the accounting for certain nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities. This issue is effective prospectively for fiscal years beginning after December 15, 2007, or fiscal 2009 for the Company. The implementation of this guidance is not expected to have any impact on the Company's consolidated financial statements.

In December 2007, the FASB issued FAS 141(R), "Business Combinations - a replacement of FASB Statement No. 141", which significantly changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is effective prospectively, except for certain retrospective adjustments to deferred tax balances, for fiscal years beginning after December 15, 2008. This statement will be effective for the Company beginning in fiscal 2009. The Company is currently evaluating FAS 141(R), and has not yet determined the impact if any, FAS 141(R) will have on its consolidated results of operations or financial position.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. In addition to the amendments to ARB 51, this Statement amends FASB Statement No. 128, Earnings per Share; so that earnings-per-share data will continue to be calculated the same way those data were calculated before this Statement was issued. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The implementation of this guidance is not expected to have any impact on the Company's consolidated financial statements.

ITEM 7. FINANCIAL STATEMENTS

The financials statements of our company for the years ended December 31, 2007 and 2006 are attached hereto following the signature page commencing on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROL

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material errors. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations on all internal control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of internal control is also based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in circumstances, and/or the degree of compliance with the policies and procedures may deteriorate. Because of the inherent limitations in a cost effective internal control system, financial reporting misstatements due to error or fraud may occur and not be detected on a timely basis.

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in the above paragraph.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL  PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION  16(a) OF THE EXCHANGE ACT

The following table sets forth information concerning our Directors and Executive Officer:

Name	Age	Position

Eliron Yaron	40	Chairman, Principal and Principal Financial And Accounting Officer

Issac Maizel	28	Director

Yossi Levi	28	Director

Eliron Yaron, age 40, has been the chairman of our Board of Directors, Principal Executive Officer and Principal Financial and Accounting Officer since company's inception date in August 2001. Prior to join us, from 1996 through 2001, he was the founder and Chief Executive Officer of Shelron Internet Ltd., a web project oriented company. Prior to that time, since 1993, he has engaged in either founding web related business or working in related technology areas. Eliron Yaron has served on the boards of Internet companies in the US and Israel, and has advised venture capital funds and investment companies on IT and Internet related investments and marketing.

Isaac Maizel, age 28, has worked since 2001 as a computer network consultant, with an expertise in large networks implementation.

Yossi Levi, age 28, worked since 2001 as a E-learning consultant, and as an internet advertising salesman.

THE COMMITTEES

The Board of Directors does not have a Compensation, Audit or Nominating Committee, and the usual functions of such committees are currently performed by the Board of Directors. The Directors have determined that at present we do not have an audit committee financial expert. The Directors believe that they are capable of analyzing and evaluating our consolidated financial statements and understanding internal controls and procedures for financial reporting. In addition, we have been seeking and continue to seek appropriate individuals to serve on the Board of Directors and the Audit Committee who will meet the requirements necessary to be an independent financial expert.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company's Executive Officers, Directors and persons who beneficially own more than 10% of a registered class of the Company's equity securities to file with the Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Such persons are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they filed. Based solely upon a review of (i) Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16a-3(e), promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), during the Company's fiscal year ended December 31, 2007, and (ii) Forms 5 and amendments thereto and/or written representations furnished to us by any Director, officer or 10% security holder of the Company (collectively "Reporting Persons") stating that he or she was not required to file a Form 5 during the Company's fiscal year ended December 31, 2007, we believe that all Officers, Directors and persons who beneficially own more than 10% of a registered class of the Company's equity securities have met their reporting obligations set forth in Section 16(a) of the Exchange Act.

ITEM 10. EXECUTIVE COMPENSATION

The Summary Compensation Table below sets forth compensation paid by the Company for the fiscal years ended December 31, 2007, 2006 and 2005 for services to its Principal Executive Officer and other Executive Officers who received a total annual salary and bonus which exceeded $100,000.

SUMMARY COMPENSATION TABLE

NAME AND POSITION	YEAR	ANNUAL AND TOTAL COMPENSATION

Eliron Yaron,
Chairman, Principal Executive	2007	$174,460	(1)
Officer and Principal Financial	2006	$170,792	(2)
And Accounting Officer	2005	$156,000

(1) Includes $18,449 of compensation paid by the Company's subsidiary in Israel.

(2) Includes $17,149 of compensation paid by the Company's subsidiary in Israel.

Mr. Yaron did not receive a bonus or any type of other compensation, not mentioned above, for the three years presented.

OPTION GRANTS IN 2007

None of the Named Executive Directors were granted any options during the year ended December 31, 2007.

AGGREGATE OPTIONS EXERCISED IN 2007 AND 2007 YEAR END VALUES

Not applicable.

EQUITY COMPENSATION PLAN INFORMATION

Not applicable.

EXECUTIVE EMPLOYMENT

In March 2005, we entered into a Consulting Agreement ("Consulting Agreement") with Hull Services Inc. ("Hull"), a company wholly-owned and controlled by Eliron Yaron, the Chairman of the Board of Directors and the Principal Executive Officer of the Company. Pursuant to the terms of this Consulting Agreement, we pay to Hull $156,000 per annum in installments of $3,000 per week for Mr. Yaron’s services, in addition to reimbursing all reasonable expenses incurred in connection with services rendered on behalf of our Company. The compensation accrues and is paid when funds for such payments are available. As of December 31, 2007, accrued and outstanding fees to Hull are $83,616. The Consulting Agreement continues in effect through March 2008 and contains certain customary confidentiality and non-compete provisions. The Consulting Agreement is renewed automatically for successive one year periods until either party gives the other a 180-day prior written notice of its intent to terminate the Consulting Agreement. As of December 31, 2007, no prior written notice with the intent to terminate the Consulting Agreement was provided. Therefore the Consulting Agreement has been automatically extended until March 2009.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of March 27, 2008, concerning all persons known by us to own beneficially more than 5% of our Common Stock and concerning shares beneficially owned by each Director and named Executive Officer and by all Directors and Executive Officers as a group. Unless expressly indicated otherwise, each stockholder exercises sole voting and investment power with respect to the shares beneficially owned.

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

The address of each Executive Officer and Director is 22a Raul Wallenberg Street, Tel - Aviv, Israel. We have calculated the percentages of shares beneficially owned based on 410,840,344 shares of Common Stock outstanding at March 27, 2008.

Name and Address of Beneficial Owner	Shares of Common Stock	Percentage Ownership of Shares of Common Stock (1)	Shares of Preferred Stock (2)	Voting Power of Shares of Preferred Stock
Executive Offices and Directors
Eliron Yaron	34,198,833	7.17%	1,000,000	52%
Issac Maizel	0		0
Yossi Levi	0		0
All Executive Officers and Directors as a group (3 persons)	34,198,833	7.17%	1,000,000	52%
5% Stockholders
Joseph Corso	89,000,000	21.72%	0	*

All Executive Officers, Directors and 5% Stockholders as a group (2 persons)	123,198,833	28.89%	1,000,000	52%

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In March 2005, we entered into a Consulting Agreement ("Consulting Agreement") with Hull Services Inc. ("Hull"), a company wholly-owned and controlled by Eliron Yaron, the Chairman of the Board of Directors and the Principal Executive Officer of the Company. Pursuant to the terms of this Consulting Agreement, we pay to Hull $156,000 per annum in installments of $3,000 per week for Mr. Yaron’s services, in addition to reimbursing all reasonable expenses incurred in connection with services rendered on behalf of our Company. The compensation accrues and is paid when funds for such payments are available. As of December 31, 2007, accrued and outstanding fees to Hull are $83,616. The Consulting Agreement continues in effect through March 2008 and contains certain customary confidentiality and non-compete provisions. The Consulting Agreement is renewed automatically for successive one year periods until either party gives the other a 180-day prior written notice of its intent to terminate the Consulting Agreement. As of December 31, 2007, no prior written notice with the intent to terminate the Consulting Agreement was provided. Therefore the Consulting Agreement has been automatically extended until March 2009.

On December 29, 2006, the Company was indebted to Hull in the amount of $444,466 for accrued compensation and other advances to Hull as of November 30, 2006 (the "Debt"). On December 29, 2006, the parties agreed to settle the Debt in exchange for the issuance of 63,187,111 restricted shares of the Company's Common Stock. Such issuance was approved by the Company's Board of Directors. On March 26, 2007, the Company and Hull agreed to reduce the number of shares to be issued to Hull in consideration for and in settlement of the Debt from 63,187,111 to 19,000,000. On the same date, the Company and Hull entered into an amended and restated settlement agreement to amend and supersede the terms of any previous settlement agreement entered into between the parties. As of December 31, 2007, the Company owes Hull $83,616.

The Company had not filed a registration statement by December 31, 2005, and therefore, penalties in the amount of 100,000 shares of Common Stock per each delaying month were incurred.

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

ITEM 13. EXHIBITS

Exhibit Number	Description

3.1	Certificate of Incorporation of the Company. (1)

3.2	Bylaws of the Company. (1)

3.3	Certificate of Amendment of Certificate of Incorporation.

4.1	Certificate of Designation of the Company.(2)

10.1	Stock Purchase Agreement. (3)

10.2	Debentures dated October 31, 2001. (2)

10.3	Subscription Agreement dated as of January 4, 2005 between the Company and Joseph Corso. (5)

10.4	Financial Advisory Agreement dated as of January 4, 2005 between the Company and Joseph Corso. (5)

10.5	Consulting Agreement dated as of March 1, 2005 between the Company and Hull Services, Inc. (5)

10.6	Letter Agreement, dated April 24, 2006, by and between Joseph Corso and Shelron Group, Inc. (6)

10.7	Extension letter, dated May 10, 2005, by Joseph Corso (6)

10.8	Extension letter, dated June 7, 2005, by Joseph Corso (6)

14	Code of Ethics. (4)

31	Certification of Principal Executive Officer and PrincipalFinancial Officer Pursuant to Section 302(a) of theSarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and PrincipalFinancial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND DIRECTOR INDEPENDENCE

From July 17, 2006 and through the subsequent periods for fiscal year ended December 31, 2007, our principal independent auditor was Rotenberg Meril Solomon Bertiger & Guttilla, P.C. ("RMSBG"). The following are the services provided and the amount billed:

AUDIT FEES

The aggregate fees billed or to be billed by RMSBG for professional services rendered for the audit of the Company's annual consolidated financial statements for the fiscal year ended December 31, 2007, and for the review of the consolidated financial statements included in the Company's Quarterly Reports on Form 10-QSB for the three, six and nine month periods ended March 31, 2007, June 30, 2007 and September 30, 2007, respectively, during fiscal years 2007 were $49,800.

AUDIT RELATED FEES

Other than the fees described under the caption "Audit Fees" above, RMSBG did not bill any fees for services rendered to us during fiscal years 2007 and 2006 for assurance and related services in connection with the audit or review of our consolidated financial statements.

TAX FEES

There were no fees billed by RMSBG for tax services rendered during the fiscal years ended December 31, 2007 and 2006, respectively.

ALL OTHER FEES

There were no fees billed by RMSBG for other professional services rendered during the periods for fiscal years ended December 31, 2007 and 2006, respectively.

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

Dated: March 27, 2008

By:   /s/ Eliron Yaron

Eliron Yaron
Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Company and in the capacities and on the date indicated.

Signature	Capacity	Date

/s/ Eliron Yaron	Chairman and Director	March 27, 2008
Eliron Yaron

Issac Maizel	Director	March 27, 2008

Yossi Levi	Director	March 27, 2008

SHELRON GROUP INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2007 and 2006	F-3

Consolidated Statements of Operations for the years ended December 31, 2007 and 2006	F-4

Consolidated Statements of Stockholders' Equity (Deficiency) the years ended December 31, 2007 and 2006	F-5 - F-6

Consolidated Statements of Cash Flows for the years ended December 31, 2007 and 2006	F-7

Notes to Consolidated Financial Statements	F-8 - F-21

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and Stockholders of
Shelron Group, Inc.

We have audited the accompanying consolidated balance sheets of Shelron Group, Inc. and Subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity (deficiency) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2007 and 2006 and the results of its consolidated operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying 2007 consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s recurring losses from operations, stockholders' deficiency and working capital deficiency raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rotenberg Meril Solomon Bertiger & Guttilla, P.C.
Saddle Brook, New Jersey
March 26, 2008

SHELRON GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2007	2006
ASSETS
Current Assets:
Cash	$131,798	$289,083
Accounts receivable	19,741	346,532
Other current assets	21,007	24,819

Total Current Assets	172,546	660,434

Property and Equipment, net of accumulated depreciation of $174,699 and $139,612, respectively	47,792	82,879

Intangible assets, net of amortization of $10,000 and $6,000, respectively	30,000	34,000

Other asset	23,484	18,132

Deferred tax asset, net of valuation allowance of $1,619,000 and $1,597,000, respectively	—	—

Total Assets	$273,822	$795,445

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$105,487	$252,783
Due to stockholders	114,685	20,065
Subscription Payable	—	6,000

Total Current Liabilities	220,172	278,848

Liability for common stock to be issued to officer	35,000	—

Total Liabilities	255,172	278,848

Commitment

Stockholders' Equity:
Series A convertible preferred stock, $.001 par value, Authorized 10,000,000 shares, Issued and outstanding 1,000,000 shares	1,000	1,000
Common stock, par value $.001 per share
Authorized 500,000,000 shares;
Issued and outstanding 410,688,645 and
409,789,359 shares, respectively	410,688	409,788
Additional paid-in capital	5,029,445	5,016,844
Accumulated deficit	(5,422,483)	(4,911,035)

Total Stockholders' Equity	18,650	516,597

Total Liabilities and
Stockholders' Equity	$273,822	$794,445

The accompanying notes to consolidated financial statements are an integral part of these statements.

SHELRON GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2007	2006

Revenues	$329,244	$1,115,414

Operating Expenses:
Consulting fees	87,599	296,571
Research and development	5,142	132,336
Employment compensation	174,460	170,792
Professional fees	78,204	297,044
Marketing and advertising	282,721	840,785
Office and general expenses	100,856	162,272
Rent	69,641	72,873
Depreciation and amortization	39,087	39,630
Insurance	—	22,500
Bank Charges	4,697	5,956

Total Operating Expenses	842,407	2,040,759

Loss from operations	(513,163)	(925,345)

Other Income (Expense):
Interest expense	(3,223)	(2,479)
Registration penalty	—	(17,000)
Interest income	4,938	26,766

Total Other Income (expense)	1,715	7,287

Net loss	$(511,448)	$(918,058)

Net loss applicable to common stockholders	$(511,448)	$(918,058)

Basic and diluted net loss per share	$(0.00)	$(0.00)

Weighted average number of
shares outstanding - basic and diluted	410,481,686	387,072,295

The accompanying notes to consolidated financial statements are an integral part of these statements.

SHELRON GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

Year 2006 :

	Preferred Stock			Common Stock
	Number of Shares	Amount	Price Per Share	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Stockholders' Equity (Deficiency)

Balance at December 31, 2005	1,000,000	$1,000	—	364,987,531	$364,987	$2,822,676	$(3,992,977)	$(804,314)

Issuance of common stock for debenture payable	—	—	0.007	19,000,000	19,000	425,466	—	444,466

Issuance of common stock for consulting fees a nd services	—	—	0.01-0.05	7,301,828	7,301	249,481	—	256,782

Issuance of stock options for consulting fees a nd services	—	—	—	—	—	20,721	—	20,721

Reclassification of common stock from temporary equity	—	—	0.081	18,500,000	18,500	1,481,500	—	1,500,000

Forgiveness of registration penalties	—	—	—	—	—	17,000	—	17,000

Net loss	—	—	—	—	—	—	(918,058)	(918,058)

Balance at December 31, 2006	1,000,000	$1,000	—	409,789,359	$409,788	$5,016,844	$(4,911,035)	$516,597

The accompany notes to consolidated financial statements are an integral part of these statements.

SHELRON GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

Year 2007 :

	Preferred Stock			Common Stock
	Number of Shares	Amount	Price Per Share	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Stockholders' Equity (Deficiency)

Balance at December 31, 2006	1,000,000	$1,000	—	409,789,359	$409,788	$5,016,844	$(4,911,035)	$516,597

Issuance of stock options for consulting fees and services	—	—	—	899,286	900	12,601	—	13,501

Net loss	—	—	—	—	—	—	(511,448)	(511,448)

Balance at December 31, 2007	1,000,000	$1,000	—	410,688,645	$410,688	$5,029,445	$(5,422,483)	$18,650

The accompany notes to consolidated financial statements are an integral part of these statements.

SHELRON GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(511,448)	$(918,058)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash consulting, professional and advisory financial fees	—	280,132
Depreciation and amortization	39,087	39,629
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	326,792	(22,095)
(Increase) decrease in other current assets	3,812	12,964
Increase (decrease) in accounts payable and accrued expenses	(133,796)	118,745
Increase in due to stockholder	94,620	52,624
Increase (decrease) in deferred revenues	—	(72,500)

Net cash used in operating activities	(180,933)	(508,559)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment of security deposit	(5,352)	(421)

Net cash used in investing activities	(5,352)	(421)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in stock subscriptions payable	(6,000)	—
Cash received from officer for common stock to be issued	35,000	—
Cash received from officer for common stock issued	—	6,350

Net cash provided by financing activities	29,000	6,350

Net (decrease) increase in cash	(157,285)	(502,630)

Cash at the beginning of period	289,083	791,713

Cash at the end of period	$131,798	$289,083

The accompanying notes to consolidated financial statements are an integral part of these statements.

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:

Consulting and professional fees paid in exchange for shares of common stock	$—	$280,132

Issuance of common stock for accrued consulting fees	$13,501	$14,372

Issuance of common stock for accrued compensation to a stockholder	$—	$444,466

The accompanying notes to consolidated financial statements are an integral part of these statements.

SHELRON GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

NOTE 1 - THE COMPANY AND ITS OPERATIONS

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

On November 9, 2001, B-Park, pursuant to a stock purchase agreement, acquired 9,000,000 shares of Common Stock of TTTTickets from the controlling stockholder. TTTTickets formed a wholly owned subsidiary, TTTTickets Acquisition Corp., a Delaware corporation ("Acquisition Corp."). Subsequently, pursuant to an Agreement of Merger dated November 9, 2001 (the "Merger Agreement"), B-Park was merged into Acquisition Corp. and Acquisition Corp. became the surviving corporation. The transaction was effected by the Stockholders of B-Park exchanging all of the outstanding shares of B-Park for 9,000,000 shares of Common Stock of TTTTickets. Simultaneously with the closing of the Merger Agreement, the sole Director of TTTTickets resigned and the Director of B-Park was appointed the sole member of the Board of Directors of TTTTickets. The Stock Purchase agreement and subsequent Merger Agreement effected a change in control. Since TTTTickets was essentially a shell corporation and since the stockholder of B-Park became a controlling stockholder and the Sole Director (the "Director"); these transactions were accounted for as a capital transaction accompanied by a recapitalization. The accounting was similar to a "reverse acquisition" except that no goodwill was recorded with B-Park being the accounting acquirer for financial statement purposes.

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

Development Stage

The Company was in the development stage from August 21, 2001 through December 31, 2006. The year 2007 is the first year during which it is considered an operating company.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following accounting policies have been identified as critical to the Company's business operations and the understanding of its results of operations.

SHELRON GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basis of Presentation and Principles of Consolidation

The Company’s consolidated financial statements are prepared in conformity with US generally accepted accounting principles ("GAAP").

The accompanying consolidated financial statements include the accounts of Shelron and its wholly owned subsidiaries (collectively, the "Company"). All significant inter company transactions have been eliminated.

Reclassifications - Certain reclassifications have been made to prior year statements to conform to the current year presentation. These reclassifications have no impact on period reported net income or cash flow.

Use of Estimates

These consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The Company continually evaluates the accounting policies and estimates used to prepare the consolidated financial statements. The Company bases its estimates on historical experiences and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management.

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

SHELRON GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts Receivable

Accounts receivable are reported at their outstanding unpaid principal balances reduced by an allowance for doubtful accounts. The Company estimates doubtful accounts based on historical bad debts, factors related to specific customers' ability to pay, and current economic trends. The Company writes off accounts receivable against the allowance when a balance is determined to be uncollectible. At December 31, 2007 and 2006, management considered accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts was provided for.

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

Service revenue primarily derives from the implementation of partnership agreements according to which the Company provides a service of directing traffic to merchants' websites. Service revenue is primarily based on a pay-per-click model, reported at their net values to the Company, which represent the revenues the Company is entitled to receive according to the partnership agreements. In order to recognize service revenue, the following criteria must be met: (i) the partnership agreement must be signed by the customer, (ii) the signed agreement must specify the fees to be received for the services, (iii) the service has been performed and accepted by the customer, (iv) no significant Company obligations remain and (v) collectability is probable.

Management of advertising campaign revenues primarily relates to advertising through ActiveShopper websites. In order to recognize management of advertising campaigns revenue, the following criteria must be met: (i) an agreement must be signed by the customer, (ii) the signed agreement must specify the fees to be received, (iii) consultancy and management have been provided and accepted by the customer, (iv) no significant Company obligations remain and (v) collectability is probable.

When the above stated revenue recognition criteria are not met, the Company records deferred revenue.

SHELRON GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The company has recorded a full valuation allowance against the deferred tax asset arising from the operating losses incurred through December 31, 2007.

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

	2007	2006

Series A convertible preferred stock	1,000,000	1,000,000
Options (weighted average)	0	518,750

Stock-based Compensation

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 123R "Share Based Payment". This statement is a revision of SFAS Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest and will be reflected as compensation expense in the financial statements. This statement is effective for public entities that file as small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005, and as adopted by the Company commencing January 1, 2006. There were no employee options granted in either 2007 or 2006.

SHELRON GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock options granted to non-employees are recorded at their fair value, as determined in accordance with SFAS No. 123 and Emerging Issues Task Force Consensus No. 96-18, and recognized over the related service period. See Note 8.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has incurred losses of $511,448, and $918,058 for the years ended December 31, 2007 and 2006, respectively, and a working capital deficiency which raises substantial doubt about the Company's ability to continue as a going concern.

Management believes that the company will continue to incur losses and negative cash flows from operating activities for the foreseeable future and will need additional equity or debt financing to sustain its operations until it can achieve profitability and positive cash flows, if ever. Management plans to seek additional debt and/or equity financing for the Company, but cannot assure that such financing will be available on acceptable terms. The Company's continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required. The outcome of this uncertainty cannot be assured.

The accompanying consolidating financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that management will be successful in implementing its business plan or that the successful implementation of such business plan will actually improve the Company's operating results.

Recently Issued Accounting Pronouncements

In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments" ("SFAS No. 155"). SFAS No. 155 amends SFAS No 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006. SFAS No. 155 did not have a material effect on the financial position or results of operations of the Company.

SHELRON GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"), which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB No. 109,"Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. FIN 48 did not have a material effect on the financial position or results of operations of the Company.

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements". This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurement. The implementation of this guidance is not expected to have any impact on the Company's consolidated financial statements.

In September 2006, FASB issued SFAS 158 'Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)' This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements: (1) a brief description of the provisions of this Statement; (2) the date that adoption is required and (3) the date the employer plans to adopt the recognition provisions of this Statement, if earlier. The Company does not have a defined benefit plan and this pronouncement had no impact on the Company's consolidated financial statements.

FASB Staff Position (FSP) No. 00-19-2, Accounting for Registration Payment Arrangements, was issued in December 2006 to address an issuer’s accounting for registration payment arrangement. The FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, Accounting for Contingencies. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of this FSP and that continues to be outstanding at the adoption date, this guidance is effective for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. Retrospective application of the guidance in this FSP to financial statements for earlier interim or annual periods presented is not permitted. The adoption of FSP 00-19-2 did not have an impact on our consolidated financial position, results of operations or cash flows.

SHELRON GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The implementation of this guidance is not expected to have any impact on the Company's consolidated financial statements.

In June 2007, the Emerging Issues Task Force ("EITF") issued EITF 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities," which provides guidance on the accounting for certain nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities. This issue is effective prospectively for fiscal years beginning after December 15, 2007, or fiscal 2009 for the Company. The implementation of this guidance is not expected to have any impact on the Company's consolidated financial statements.

In December 2007, the FASB issued FAS 141(R), "Business Combinations - a replacement of FASB Statement No. 141", which significantly changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is effective prospectively, except for certain retrospective adjustments to deferred tax balances, for fiscal years beginning after December 15, 2008. This statement will be effective for the Company beginning in fiscal 2009. The Company is currently evaluating FAS 141(R), and has not yet determined the impact if any, FAS 141(R) will have on its consolidated results of operations or financial position.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. In addition to the amendments to ARB 51, this Statement amends FASB Statement No. 128, Earnings per Share; so that earnings-per-share data will continue to be calculated the same way those data were calculated before this Statement was issued. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The implementation of this guidance is not expected to have any impact on the Company's consolidated financial statements.

SHELRON GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment, at cost, at December 31, 2007 and 2006 consists of:

December 31,	2007	2006	useful life

Software	$150,000	$150,000	5 years
Office Equipment	24,725	24,725	3-7 years
Computer Equipment	24,360	24,360	3 years
Furniture and fixtures	23,406	23,406	5-10 years

	222,491	222,491
Less - accumulated depreciation
and amortization	174,699	139,612

	$47,792	$82,879

Depreciation and amortization expense amounted to $39,087 and $39,630 for the years ended December 31, 2007 and 2006, respectively.

NOTE 4 - INTANGIBLE ASSETS

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

Amortization totaled $4,000 and $4,000 for the years ended December 31, 2007 and 2006, respectively. Amortization for the next five years and thereafter is expected to be as follows: $4,000 for the years 2008 through 2012 and $10,000 thereafter.

NOTE 5 - DUE TO STOCKHOLDERS AND RELATED PARTIES

Hull Services, Inc. ("Hull")

The Company is controlled by Hull, a company wholly-owned by the Company's Principal Executive Officer/Principal Financial and Accounting officer. In March 2005, the Company entered into a consulting agreement with Hull. Pursuant to the terms of the agreement, Hull receives consulting fees totaling $156,000 per annum in installments of $3,000 per week. Due to stockholder represents accrued but unpaid consulting as well as other loans payable made by Hull. On August 9, 2005, the Company received written notice from Hull that Hull desired to convert the balance due into shares of the Company's Common Stock. The Company and Hull reached an agreement on December 29, 2006. The Company issued Hull 19,000,000 restricted shares of Common Stock valued at $444,466 in consideration of accrued consulting services and other loans payable.

SHELRON GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

NOTE 5 - DUE TO STOCKHOLDERS AND RELATED PARTIES (Continued)

For each of the years ended December 31, 2007 and 2006, consulting services totaled $156,000. Such amounts are reflected on the statements of operations as employment compensation. At December 31, 2007 and 2006, the Company owed Hull $83,616 and $4,467, respectively.

Eliron Yaron

Mr. Yaron is the Company's Principal Executive Officer/Principal Financial and Accounting Officer. At December 31, 2007, Mr. Yaron was owed $31,070. At December 31, 2006, Mr. Yaron was owed $15,598.

Issuance of shares of Common Stock to officer

In January 2008, the Company issued 5,833,333 shares of its common stock to Eliron Yaron at $0.006 per share for gross proceeds of $35,000. The proceeds were received by the Company in December 2007. As the shares were not issued until January 2008, such proceeds were not included in stockholders' equity.

NOTE 6 - STOCKHOLDERS' EQUITY

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

Common Stock - Private Placements

In January 2005, the Company privately placed 18,500,000 shares of its Common Stock par value $0.001 per share (the "Common Stock") with an accredited investor for gross proceeds of $1.5 million pursuant to a subscription agreement dated January 4, 2005. Under the terms of the subscription agreement, the Company agreed to file a registration statement under the Securities Act of 1933, as amended covering the resale of the shares within 90 days of the closing date, which period had been subsequently extended to December 31, 2005. If the Company did not file the registration statement by such date, then it may be liable for penalties. By December 31, 2005, the Company had not filed the registration statement and therefore penalties were incurred in the amount of 100,000 shares of Common Stock per each delaying month. The $1.5 million gross proceeds had been classified as temporary equity in the balance sheet as of December 31, 2005, in accordance with EITF Topic D-98, since at December 31, 2005, the shares were subject to registration rights and the indicated penalties.

SHELRON GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

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

SHELRON GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006
NOTE 6 - STOCKHOLDERS' EQUITY (Continued)

Issuance of shares of Common Stock for services received

During the year ended December 31, 2007, the Company issued 899,286 shares of its Common Stock to one service provider in consideration of services rendered totaling $13,501.

During the year ended December 31, 2006, the Company issued 7,301,828 shares of its Common Stock to five service providers in consideration of services rendered totaling $256,782.

Subsequent to December 31, 2007 and through March 28, 2008, the Company issued 151,699 shares of Common Stock to one service provider in consideration of services rendered totaling $625.

Issuance of shares of Common Stock for a note payable

During the year ended December 31, 2005, the Company issued 90,000 shares of its Common Stock to a holder of a note payable in the equivalent of $9,000.

NOTE 7 - STOCK BASED COMPENSATION

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

With the exception of the aforementioned share options grant, the Company granted no additional share options during fiscal year 2007 or 2006.

As of December 31, 2007, no share options have been exercised.

NOTE 8 - REVENUE AND MAJOR CUSTOMERS

During the years ended December 31, 2007 and 2006, revenues in the amount of $329,244 and $1,115,414 were generated from the implementation of partnership agreements according to which traffic is directed to merchants' websites through ActiveShopper.

During the year ended December 31, 2007, revenues generated from two customers accounted for approximately 97% of total revenues accounted for the year, of which one customer accounted for approximately 94% of total revenues accounted for the year. These customers comprise approximately 85% of the Company's accounts receivables at December 31, 2007, of which one customer accounted for approximately 84% of accounts receivable at December 31, 2007.

SHELRON GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

NOTE 8 - REVENUE AND MAJOR CUSTOMERS (Continued)

During the year ended December 31, 2006, revenues generated from two customers accounted for approximately 98% of total revenues accounted for the year, of each one customer accounted approximately 82% of total revenues accounted for the year. These customers comprise approximately 98% of the Company's accounts receivables at December 31, 2006, of which one customer accounted for approximately 81% of accounts receivable at December 31, 2006.

Revenues were earned in the following countries:

	2007	2006

United States	$317,234	$1,000,064
United Kingdom	10,868	115,294
Others	1,142	56

Total	$329,244	$1,115,414

NOTE 9 - INCOME TAXES

The Company files its tax returns in the United States while its subsidiary files tax returns in Israel.

The deferred income tax assets at December 31, 2007 and 2006 relate to temporary differences between the financial statement carrying amounts and their tax basis. Assets that give rise to the deferred tax assets are as follows at December 31:

	2007	2006
Net operating loss carry forwards	$1,619,000	$1,597,000

Valuation allowance	(1,619,000)	(1,597,000)

Net income tax assets	$-	$-

A valuation allowance has been established equal to the full amount of the deferred tax assets as the Company is not assured at December 31, 2007 and 2006 that it is more likely than not that these benefits will be realized.

The change in valuation allowance for the years ended December 31, 2007 and 2006 was an increase of $22,000 and $308,000, respectively, due to increases in net operating loss carry forwards.

At December 31, 2007, the Company has unused United States federal net operating loss carry forwards of approximately $4,409,000 expiring between 2021 and 2027 and unused Israel net operating loss carry forwards of approximately $91,000. The Israeli net operating loss carryforwards do not expire.

SHELRON GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

NOTE 10 - COMMITMENTS

The Company leases an apartment in New York from an unaffiliated party for approximately $2,700 per month on a month-to-month basis. In addition, on May 31, 2005, the Company began leasing approximately 130 square meters of office space at 22 a Raul Wallenberg Street, Tel Aviv, Israel from an unaffiliated party for approximately $1,800 per month in addition to certain occupancy and office maintenance costs. The lease expires in May 2008 (the subsidiary is in a negotiation process with the offices landlord, in order to extend the lease period by additional three years).

Future minimum lease payments for the office in Israel are as follows:

2008	$22,000
2009	25,000

Total	$47,000

Rent expense for the years ended December 31, 2007 and 2006 totaled $69,641 and $72,873, respectively.

NOTE 11 - SUBSEQUENT EVENTS

Subsequent to December 31, 2007 and through March 26, 2008, the Company issued 151,699 shares of common stock to one service provider in consideration of services rendered totaling $625.