Form 10-Q
period 2008-03-31
SHELRON GROUP INC
filed 2008-05-15
CIK 1125903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:
March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: ___________________________ to ____________________

SHELRON GROUP, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	000-31176	04-2968425
(State or Other Jurisdiction of Incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

29 Broadway Avenue, New York, NY 10006
(Address of Principal Executive Office) (Zip Code)

(212) 836-4041
(Registrant's telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☑ Yes  ☐No

Indicate by check mark whether the registrant is a large accelerated fier, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐ Yes  ☑ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
As of May 14, 2008 there were 410,840,344 shares of common stock outstanding
APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15( d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     ☐ Yes ☐No

SHELRON GROUP, INC. AND SUBSIDIARIES

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

ITEM 1. FINANCIAL STATEMENTS

SHELRON GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(unaudited)	(audited)
ASSETS
Current Assets :

Cash	$28,128	$131,798
Accounts receivable	39,261	19,741
Other current assets	36,768	21,007
Total Current Assets	104,157	172,546

Property and Equipment, net of accumulated depreciation of $183,470 and $174,699, respectively	39,021	47,792
Intangible assets, net of amortization of $11,000 and $10,000 respectively	29,000	30,000
Other asset	23,607	23,484
Deferred tax asset, net of valuation allowance of $1,661,000 and $1,619,000, respectively	—	—
Total Assets	$195,785	$273,822

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities:

Accounts payable and accrued expenses	$109,399	$105,487
Due to stockholders	154,138	114,685
Total Current Liabilities	263,537	220,172

Liability for common stock to be issued to officer	45,000	35,000

Stockholders’ Equity (Deficiency) :

Series A convertible preferred stock $.001 par value per share, Authorized 10,000,000 shares, Issued and outstanding 1,000,000 shares	1,000	1,000
Common stock, $.001 par value per share Authorized 500,000,000 shares; Issued and outstanding 410,840,344 shares and 410,688,645 shares, respectively	410,839	410,688
Additional paid-in capital	5,029,918	5,029,445
Accumulated Deficit	(5,554,509)	(5,422,483)
Total Stockholders’ Equity (Deficiency)	(112,752)	18,650
Total Liabilities and Stockholders’ Equity (Deficiency)	$195,785	$273,822

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

SHELRON GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months
	ended March 31,
	2008	2007

Revenues	$37,120	$174,165
Operating expenses:

Consulting fees	18,539	28,825
Research and development	-	9,611
Employment compensation	43,507	42,897
Professional fees	13,489	31,028
Marketing and advertising	42,875	168,136
Office and general expenses	18,900	34,902
Rent	18,057	21,229
Depreciation and amortization	9,770	9,772
Bank Charges	1,356	705
Total operating expenses	166,493	347,105
Loss from operations	(129,373)	(172,940)
Other income (expense) :
Interest expense	(3,011)	(1)
Interest income	358	1,982
Total other income (expense)	(2,653)	1,981
Net loss	$132,026	$170,959
Loss per share:
Basic and diluted net loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding – basic and diluted	410,827,008	409,849,311

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

SHELRON GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(132,026)	$(170,959)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,270	1,272
Amortization	8,500	8,500
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(19,520)	235,941
Increase in prepaid expenses	(1,349)	(552)
(Increase) decrease in other receivables	(14,412)	8,394
Increase (decrease) in accounts payable and accrued expenses	3,912	(112,396)
Increase in due to stockholders	39,453	23,418
Net cash used in operating activities	(114,172)	(6,382)
CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in security deposit	(123)	(37)
Net cash used in investing activities	(123)	(37)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	625	—
Cash received for common stock to be issued	10,000	—
Net cash provided by financing activities	10,625	—
Net decrease in cash	(103,670)	(6,419)
Cash at the beginning of period	131,798	289,083
Cash at the end of period	$28,128	$282,664

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:

Issuance of common stock for accrued consulting fees	$625	$13,500

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

SHELRON GROUP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - THE COMPANY AND ITS OPERATIONS

Shelron Group, Inc. and Subsidiaries (the "Company") was originally incorporated in the State of Massachusetts in June 1987, under the name "Professional Brushes, Inc." In April 1999, the Company changed its state of incorporation to Delaware by means of a merger with and into a Delaware company and, in connection therewith, changed its name to "PB Acquisition Corp." In May 2000, the Company entered into a share exchange agreement with TTTTickets.com, Inc., a Delaware corporation ("Tickets") incorporated in April 2000 for the purposes of developing and maintaining an internet website for the sale and purchase of event tickets, pursuant to which Tickets became a wholly owned subsidiary of the Company and changed its name to "TTTTickets Holding Corp." Thereafter, in November 2001, the Company entered into a stock purchase and merger agreement with B-Park Communications, Inc., ("B-Park") a Delaware corporation formed in August 2001 for the sole purpose of entering into such agreement. In September 2002, the Company changed its name to Shelron Group, Inc.

The Company develops and markets e-commerce advertising and comparative shopping software products and services. The Company released its initial product, ActiveShopper, in August 2004. ActiveShopper is a free software download that automatically scans, locates and compares prices for an item that a consumer selects at an e-commerce site and is designed to assist consumers to make informed purchase decisions by enabling them to find the items they are looking for, compare products, prices and stores, and buy from among thousands of online merchants.

NOTE 2 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated interim financial statements reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods presented. The condensed consolidated financial statements are unaudited and are subject to such year-end adjustments as may be considered appropriate and should be read in conjunction with the historical consolidated financial statements of the Company for the years ended December 31, 2007 and 2006 included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007. The December 31, 2007 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

These condensed consolidated interim financial statements have been prepared in accordance with US Generally Accepted Accounting Principles ("US GAAP") and under the same accounting principles as the financial statements included in the Annual Report on Form 10-KSB. Certain information and footnote disclosures related thereto normally included in the financial statements prepared in accordance with US GAAP have been omitted in accordance with Item 310 of Regulation S-B.

The accompanying condensed consolidated financial statements include the accounts of Shelron Group Inc. and its wholly-owned subsidiaries. All significant inter-company transactions have been eliminated.

The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The Company continually evaluates the accounting policies and estimates it uses to prepare the consolidated financial statements. The Company bases its estimates on historical experiences and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management.

Going Concern -

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has incurred losses of $5,554,509, and $5,422,483 for the three months ended March 31, 2008 and the year ended December 31, 2007, respectively, and a working capital deficiency which raises substantial doubt about the Company's ability to continue as a going concern.

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

Recently Issued Accounting Pronouncements -

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

NOTE 3 – EARNING (LOSS) PER SHARE

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

	March 31,	December 31,
	2008	2007
Series A convertible preferred stock	1,000,000	1,000,000

NOTE 4 – STOCK BASED COMPENSATION

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 123R "Share Based Payment". This statement is a revision of SFAS Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest and will be reflected as compensation expense in the financial statements. This statement is effective for public entities that file as small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005, and as adopted by the Company commencing January 1, 2006. There were no employee options granted in either as of March 31, 2008 or December 31, 2007.

Stock options granted to non-employees are recorded at their fair value, as determined in accordance with SFAS No. 123 and Emerging Issues Task Force Consensus No. 96-18, and recognized over the related service period.

NOTE 5 – INTANGIBLE ASSETS

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

Amortization expense totaled $1,000 for the three months ended March 31, 2008 and 2007. Amortization for the next five years and thereafter is expected to be as follows: $4,000 for the years 2008 through 2011 and $14,000 thereafter.

NOTE 6 - DUE TO STOCKHOLDERS AND RELATED PARTIES

Hull Services, Inc. ("Hull")

The Company is controlled by Hull, a company wholly-owned by the Company's Principal Executive Officer/Principal Financial and Accounting Officer. In March 2005, the Company entered into a consulting agreement with Hull. Pursuant to the terms of the agreement, Hull receives consulting fees totaling $156,000 per annum in installments of $3,000 per week. Due to Stockholder represents accrued but unpaid consulting fees as well as other loans payable made by Hull.

For the three month period ended March 31, 2008 and 2007, consulting services totaled $43,507 and $42,897, respectively. Such amounts are reflected on the statements of operations as employment compensation. As of March 31, 2008 and December 31, 2007, the Company owed Hull $116,431 and $83,616, respectively.

Eliron Yaron

Mr. Yaron is the Company's Principal Executive Officer/Principal Financial and Accounting Officer. At March 31, 2008 and December 31, 2007, Mr. Yaron was owed $37,707, and $31,070, respectively.

Issuance of shares of Common Stock to officer

In April 2008, the Company issued 5,833,333 shares of its common stock to Eliron Yaron at $0.006 per share for gross proceeds of $35,000. The proceeds were received by the Company in December 2007. As the shares were not issued until April 2008, such proceeds were not included in stockholder's equity. In March 2008, the Company issued a liability for 3,333,333 shares of its common stock to Eliron Yaron at $.003 per share for gross proceeds of $10,000. The proceeds were received by the Company in February 2008. As the shares were not issued as of March 31, 2008, proceeds were not included in stockholder's equity.

NOTE 7 - STOCKHOLDER'S EQUITY

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

COMMON STOCK

Issuance of shares of common stock for services received

During the three months ended March 31, 2008, the Company issued 151,699 shares of its common stock to one service provider in consideration of services rendered in the equivalent of $625.

During the three months ended March 31, 2007, the Company issued 899,286 shares of its common stock to one service provider, in consideration of services rendered totaling $13,500.

NOTE 8 – REVENUE AND MAJOR CUSTOMERS

Revenues are generated from the implementation of partner agreements according to which traffic is directed to merchants' websites through ActiveShopper.

During the three months ended March 31, 2008, revenues generated from one customer accounted for approximately 96% of total revenues. During the three months ended March 31, 2007, two customers accounted for approximately 97% of total revenues. Of such amounts, one customer accounted for approximately 91% of total revenues.

At March 31, 2008, one customer accounted for approximately 92% of the Company's accounts receivable. At December 31, 2007, two customers accounted for approximately 95% of the Company's accounts receivable.

Revenues were earned in the following countries for the three months ended March 31, 2008 and 2007:

Three months ended March 31 :	2008	2007

United States	$36,556	$164,073
United Kingdom	142	9,839
Others	422	253
Total	$37,120	$174,165

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Shelron Group, Inc. (the "Company", "we", "our", or "us") develops e-commerce advertising and comparative shopping software products and services.

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

In addition, since revenues are subject to seasonal fluctuations, then revenues levels cannot be sustained and growth is not assured. Management has reviewed its current marketing efforts and has determined it is in the best interests of the Company to reduce its online advertising activities.   Management analyzed the revenue generated from such advertising and determined that the revenue generated is not profitable.  Management has determined that the Company has to change its toolbar distribution strategy and to target distributors who will work with us on a revenue sharing basis.  As the result of these changes, revenues and marketing and advertising expenses decreased for the three months ended March 31, 2008 versus 2007.

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

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2008 (the "2008 Period") and the three months ended March 31, 2007 (the "2007 Period"):

Revenues

Revenues were primarily attributable to the implementation of partnership agreements pursuant to which we direct traffic to merchants' websites through our ActiveShopper software and Web site products. For the 2008 Period, our revenues were $37,120, a decrease of 78.7% as compared to revenues of $174,165 for the 2007 Period. The decrease in revenues is primarily attributable to the change in the Company's toolbar distribution strategy as discussed in the Overview section.

During the 2008 Period, revenues generated from one customer accounted for approximately 96% of total revenues accounted for the period. During the 2007 Period, one customer accounted for approximately 91% of total revenues.

Operating Expenses

Operating expenses consist of salaries, consulting expenses, research and development, marketing and advertising and other expenses associated with the operations of our business. For the 2008 Period, operating expenses were $166,493, a decrease of 51.9% as compared to $347,105 for the 2007 Period.

Consulting Expenses

For the 2008 Period, consulting fees were $18,539, a decrease of 35.7% as compared to $28,825 for the 2007 Period. The decrease was primarily due to the Company's decision to reduce its use of consultants.

Research and Development Expenses

Research and development consist of subcontracting personnel and related expenses of research and development teams in Israel and abroad. For the 2008 Period, research and development expenses were $0, The related expenses during the 2007 period were $9,611. The decrease in research and development activities is primarily attributable to the successful completion of the first developing phase of ActiveShopper.

Employment Compensation

For the 2008 Period, employment compensation was $43,507, an increase of 1.4% as compared to $42,897 for the 2007 Period. The slight increase in employment compensation was the result of compensation paid to Mr. Yaron for services performed for the Israeli subsidiary for which he received additional compensation.

Professional Fees

Professional fees consist primarily of legal, accounting and auditing and public and investor relation fees. For the 2008 Period, professional fees were $13,489, a decrease of 56.5% as compared to $31,028 for the 2007 Period. The decrease in professional fees is primarily due to lower audit and legal fees.

Marketing and Advertising

For the 2008 Period, marketing and advertising expenses were $42,875, a decrease of 74.5% as compared to $168,136 for the 2007 Period. The decrease in 2008 is primarily due to promotional activities, advertising campaigns relating to ActiveShopper, which were primarily Internet based, and Company’s sponsorship of public events in 2008, whereas in 2007 marketing and advertising was comprised of the Company's acquisition of Internet-based advertising campaigns.

Rent Expense

For the 2008 Period, rent expense was $18,057, a decrease of 14.9% as compared to $21,229 for the 2007 Period. The decrease in rent expense is primarily attributable to a sub-lease rent participation in connection with the offices leased in Tel Aviv.

LIQUIDITY AND CAPITAL RESOURCES

To date we have financed our operations primarily from cash generated though the sale of our common stock in private placements as well as from cash earned from our operations.

As of March 31, 2008, we had a cash balance of $28,128 and accounts receivable of $39,261.

Cash used in operating activities was $114,172 for the three month period ended March 31, 2008 as compared to $6,382 for the three month period ended March 31, 2007. The increase in the operating cash used for the 2008 Period is primarily attributable to collections of accounts receivable outstanding at December 31, 2006, net of cash needed to fund the loss for the 2007 Period.

Cash used in investing activities was $123 for the 2008 Period as compared to $37 for the 2007 Period.
The increase in the investing cash used for the 2008 Period is primarily attributable to an increase of the secured deposit in exchange of a bank guarantee for the office lease agreement of the subsidiary in Israel.

Cash provided by financing activities in the 2008 Period was $10,625 compared to $0 for the 2007 Period. In the 2008 Period, the Company received proceeds of $10,000 from an officer, with regard an investment in Company’s shares.

We believe our existing cash resources will be sufficient to maintain current operations through March 31, 2009.

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

Our continuation as a going concern, however, is dependent upon, among other things, our ability to obtain additional financing when and as needed and to generate sufficient cash flow to meet our obligations on a timely basis. No assurance can be given that we will be able to obtain such financing on acceptable terms. Our independent registered public accounting firm, in their reports on our financial statements for the year ended December 31, 2007 expressed substantial doubt about our ability to continue as a going concern. These circumstances could complicate our ability to raise additional capital. Our financial statements do not include any adjustments to the carrying amounts of our assets and liabilities that might result from the outcome of this uncertainty.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risks arising from changes in interest rates and foreign currency exchange rates.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Based on an evaluation as of the end of the period covered by this quarterly report, our principal executive officer (and principal financial accounting officer) has concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") are effective for the purposes set forth in such definition.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the quarter ended March 31, 2008, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

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

ITEM 1A. RISK FACTORS

Not applicable.

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

Signature	Capacity	Date

/s/ Eliron Yaron	Chief Executive Officer, President and	May 14, 2008
Eliron Yaron	Principal Financial Accounting Officer