Form 10-Q
period 2008-06-30
SHELRON GROUP INC
filed 2008-08-14
CIK 1125903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended:
June 30, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

———————
SHELRON GROUP, INC.
(Exact name of registrant as specified in its charter)
———————

Delaware	000-31176	04-2968425
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

29 Broadway Avenue, New York, NY 10006
(Address of Principal Executive Office) (Zip Code)

(212) 836-4041
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
———————
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.		☑	Yes	☐	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer., or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer		☐
Non-accelerated filer	☐	Smaller reporting company		☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).		☐	Yes	☑	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
As of August 14, 2008 there were 425,760,634 shares of common stock outstanding.
APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

		☐	Yes	☐	No

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

PART I

SHELRON GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(unaudited)	(audited)
ASSETS
Current Assets :
Cash	$50,972	$131,798
Accounts receivable	8,426	19,741
Other current assets	23,092	21,007
Total Current Assets	82,490	172,546
Property and Equipment, net of accumulated depreciation of $192,239 and $174,699, respectively	30,252	47,792
Intangible assets, net of amortization of $12,000 and $10,000 respectively	28,000	30,000
Other asset	23,616	23,484
Deferred tax asset, net of valuation allowance of $1,699,000 and $1,619,000, respectively	—	—
Total Assets	$164,358	$273,822
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities:
Accounts payable and accrued expenses	$98,177	$105,487
Due to stockholders	186,084	114,685
Total Current Liabilities	284,261	220,172
Liability for common stock to be issued to officer	72,000	35,000

Stockholders’ Equity (Deficiency) :
Series A convertible preferred stock $.001 par value per share, Authorized 10,000,000 shares, Issued and outstanding 1,000,000 shares	1,000	1,000
Common stock, $.001 par value per share Authorized 500,000,000 shares; Issued and outstanding 417,760,634 shares and 410,688,645 shares, respectively	417,760	410,688
Additional paid-in capital	5,059,748	5,029,445
Accumulated Deficit	(5,670,411)	(5,422,483)
Total Stockholders’ Equity (Deficiency)	(191,904)	18,650
Total Liabilities and Stockholders’ Equity (Deficiency)	$164,358	$273,822

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

SHELRON GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six months		Three months
	ended June 30,		ended June 30,
	2008	2007	2008	2007
Revenues	$43,749	$238,059	$6,630	$63,894
Operating expenses:
Consulting fees	34,747	48,662	17,455	19,837
Research and development	—	5,142	—	(4,469)
Employment compensation	87,376	85,871	43,869	42,974
Professional fees	30,719	45,320	17,230	14,292
Marketing and advertising	49,520	230,221	6,646	62,085
Office and general expenses	39,217	55,909	20,318	21,007
Rent	24,151	42,092	6,093	20,863
Depreciation and amortization	19,540	19,543	9,769	9,771
Bank Charges	2,216	2,031	860	1,325
Total operating expenses	287,486	534,791	122,240	187,685
Loss from operations	(243,737)	(296,732)	(115,610)	(123,791)
Other income (expense) :
Interest expense	(4,660)	(1,290)	(1,650)	(1,290)
Interest income	468	3,585	109	1,603
Total other income (expense)	(4,192)	2,295	(1,541)	313
Net loss	(247,929)	(294,437)	(117,151)	(123,478)
Net loss applicable to common stockholders	$(247,929)	$(294,437)	$(117,151)	$(123,478)
Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of shares outstanding – basic and diluted	412,457,700	410,271,297	414,088,393	410,688,645

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

SHELRON GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(247,929)	$(294,437)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,540	2,543
Amortization	17,000	17,000
Changes in operating assets and liabilities:
Decrease in accounts receivable	11,315	282,119
Decrease (increase) in prepaid expenses	10,706	(2,590)
Increase in other receivables	(12,791)	(6,297)
Decrease in accounts payable and accrued expenses	(7,309)	(134,288)
Increase in due to stockholders	71,399	42,966
Net cash used in operating activities	(155,069)	(92,984)
CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in security deposit	(131)	(205)
Net cash used in investing activities	(131)	(205)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	37,375	—
Payment on account of share capital	37,000	—
Net cash provided by financing activities	74,375	—
Net (decrease) increase in cash	(80,825)	(93,188)
Cash at the beginning of period	131,797	289,083
Cash at the end of period	$50,972	$195,895

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:
Issuance of common stock for accrued consulting fees	$2,375	$13,500

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

SHELRON GROUP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - THE COMPANY AND ITS OPERATIONS

Shelron Group, Inc. and Subsidiaries (the "Company") originally incorporated in the State of Massachusetts in June 1987, under the name "Professional Brushes, Inc." In April 1999, the Company changed its state of incorporation to Delaware by means of a merger with and into a Delaware company and, in connection therewith, changed its name to "PB Acquisition Corp." In May 2000, the Company entered into a share exchange agreement with TTTTickets.com, Inc., a Delaware corporation ("Tickets") incorporated in April 2000 for the purposes of developing and maintaining an internet website for the sale and purchase of event tickets, pursuant to which Tickets became a wholly owned subsidiary of the Company. The Company also changed its name to "TTTTickets Holding Corp." Thereafter, in November 2001, the Company entered into a stock purchase and merger agreement with B-Park Communications, Inc., ("B-Park") a Delaware corporation formed in August 2001 for the sole purpose of entering into such agreement. In September 2002, the Company changed its name to Shelron Group, Inc.

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

NOTE 2 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated interim financial statements reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods presented. The condensed consolidated financial statements are unaudited and are subject to such year-end adjustments as may be considered appropriate and should be read in conjunction with the historical consolidated financial statements of the Company for the years ended December 31, 2007 and 2006 included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007. The December 31, 2007 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for the three and six month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

Going Concern
The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has incurred losses of $247,929, and $511,448 for the six months ended June 30, 2008 and the year ended December 31, 2007, respectively, and a working capital deficiency which raises substantial doubt about the Company's ability to continue as a going concern.

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

Recently Issued Accounting Pronouncements
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007 (our 2008 fiscal year), although early adoption is permitted. In February 2008, the FASB formally provided a one-year deferral for the implementation of SFAS 157 only with regard to certain nonfinancial assets and liabilities. The implementation of this pronouncement has not had an impact on the Company’s consolidated results of operations or financial position.

In February 2007, the FASB issued Statement of Financial Accounting Standards Board ("SFAS") No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has not elected the Fair Value Option and there is no impact on the Company's consolidated financial statements.

In June 2007, the Emerging Issues Task Force ("EITF") issued EITF 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities," which provides guidance on the accounting for certain nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities. This issue is effective prospectively for fiscal years beginning after December 15, 2007, or fiscal 2008 for the Company. The implementation of this guidance did not currently have any impact on the Company's consolidated financial statements.

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

NOTE 3 – EARNING (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share give effect to dilutive convertible securities, options, warrants and other potential common stock outstanding during the period, only in periods in which such effect is dilutive. The following securities have been excluded from the calculation of diluted net loss per share, as their effect would be antidilutive:

	June 30,	December 31,
	2008	2007
Series A convertible preferred stock	1,000,000	1,000,000

NOTE 4 – STOCK BASED COMPENSATION

In December 2004, the FASB issued SFAS No. 123R "Share Based Payment". This statement is a revision of SFAS Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest and will be reflected as compensation expense in the financial statements. This statement is effective for public entities that file as small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005, and as adopted by the Company commencing January 1, 2006. There were no employee options granted in either as of June 30, 2008 or December 31, 2007.

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

Amortization totaled $2,000 for the six months ended June 30, 2008 and $4,000 for the year ended December 31, 2007. Amortization for the next five years and thereafter is expected to be as follows: $4,000 for the years 2008 through 2011 and $14,000 thereafter.

NOTE 6 – DUE TO STOCKHOLDERS AND RELATED PARTIES

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

For the three month period ended June 30, 2008 and 2007, consulting services totaled $43,869 and $42,974, respectively. Such amounts are reflected on the statements of operations as employment compensation. As of June 30, 2008 and December 31, 2007, the Company owed Hull $141,797 and $83,616, respectively.

Eliron Yaron

Mr. Yaron is the Company's Principal Executive Officer/Principal Financial and Accounting Officer. At June 30, 2008 and December 31, 2007, Mr. Yaron was owed $44,287, and $31,070, respectively.

Issuance of shares of Common Stock to officer :

Name	Date	Number of Shares Issued	Price	Gross Proceeds
Eliron Yaron	2/27/2008	3,333,333	0.0030	10,000
Eliron Yaron	4/14/2008	16,666,667	0.0015	25,000
Eliron Yaron	4/21/2008	18,000,000	0.0015	27,000
Eliron Yaron	5/27/2008	10,000,000	0.0005	5,000
Eliron Yaron	6/2/2008	6,250,000	0.0008	5,000

Since the shares were not issued as of June 30, 2008 proceeds were not included in stockholders’ equity.

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

COMMON STOCK

Issuance of shares of common stock for services received

During the six months ended June 30, 2008, the Company issued 1,238,656 shares of its common stock to one service provider in consideration of services rendered in the equivalent of $2,375.

During the six months ended June 30, 2007, the Company issued 899,286 shares of its common stock to one service provider, in consideration of services rendered totaling $13,500.

NOTE 8 – REVENUE AND MAJOR CUSTOMERS

Revenues are generated from the implementation of partnership agreements according to which traffic is directed to merchants' websites through ActiveShopper.

During the three and six months ended June 30, 2008, revenues generated from one customer accounted for approximately 94% and 96% of total revenues respectively. At June 30, 2008 one customer accounted for approximately 82% of the Company's accounts receivable.

During the three and six months ended June 30, 2007 one customer accounted for approximately 96% and 92% of total revenues, respectively. At December 31, 2007, two customers accounted for approximately 95% of the Company's accounts receivable.

Revenues were earned in the following countries for the six and three months ended June 30, 2008 and 2007:

Six months ended June 30 :	2008	2007

United States	$42,980	$227,198
United Kingdom	190	10,361
Others	579	500
Total	$43,749	$238,059

Three months ended June 30 :	2008	2007

United States	$6,425	$63,126
United Kingdom	48	521
Others	157	247
Total	$6,630	$63,894

NOTE 9-SUBSEQUENT EVENTS

On July 1, 2008, the Company issued 12,222,222 shares of its Common Stock to Eliron Yaron at $.0018 per share for gross proceeds of $22,000. The proceeds were received by the company in July 2008. As the shares were not issued as of June 30, 2008 proceeds were not included in stockholder's equity.

On July 1, 2008, the Company issued 3,000,000 shares of Common Stock to James Yeung at $.005 per share in consideration of services to be provided through January 31, 2009. We expect such services to total $15,000. The shares were not issued as of June 30, 2008.

On July 1, 2008, the Company issued 5,000,000 shares of its Common Stock to Morris Zakheim, an investor, at $.003 per share for gross proceeds of $15,000. The proceeds were received by the Company in July 2008. As the shares were not issued as of June 30, 2008 proceeds were not included in stockholder's equity.

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

In addition, since revenues are subject to seasonal fluctuations, revenues levels cannot be sustained and growth is not assured. Management has reviewed its current marketing efforts and has determined it is in the best interests of the Company to reduce its online advertising activities.   Management analyzed the revenue generated from such advertising and determined that the revenue generated is not profitable.  Management has determined that the Company has to change its toolbar distribution strategy and to target distributors who will work with us on a revenue sharing basis.  As the result of these changes, revenues and marketing and advertising expenses decreased for the six months ended June 30, 2008 versus 2007.

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

RESULTS OF OPERATIONS

Comparison of the six months ended June 30, 2008 (the "2008 Period") and the six months ended June 30, 2007 (the "2007 Period"):

Revenues

Revenues were primarily attributable to the implementation of partnership agreements pursuant to which we direct traffic to merchants' websites through our ActiveShopper software and Web site products. For the 2008 Period, our revenues were $43,749, a decrease of 81.6% as compared to revenues of $238,059 for the 2007 Period. The decrease in revenues is primarily attributable to the change in the Company's toolbar distribution strategy, and to the reduction of advertisement activities, as discussed in the Overview section.

During the 2008 Period, revenues generated from one customer accounted for approximately 96% of total revenues accounted for the period. During the 2007 Period, one customer accounted for approximately 92% of total revenues.

Operating Expenses

Operating expenses consist of salaries, consulting expenses, research and development, marketing and advertising and other expenses associated with the operations of our business. For the 2008 Period, operating expenses were $287,486, a decrease of 46.2% as compared to $534,790 for the 2007 Period.

Consulting Expenses

For the 2008 Period, consulting fees were $34,747, a decrease of 28.6% as compared to $48,662 for the 2007 Period. The decrease was primarily due to the Company's decision to reduce its use of consultants.

Research and development

Research and development consist of subcontracting personnel and related expenses of research and development teams in Israel and abroad. For the 2008 Period, research and development expenses were $0, The related expenses during the 2007 period were $5,142. The decrease in research and development activities is primarily attributable to the successful completion of the first developing phase of ActiveShopper.

Employment Compensation

For the 2008 Period, employment compensation was $87,376, an increase of 1.8% as compared to $85,871 for the 2007 Period. The slight increase in employment compensation was the result of compensation paid to Mr. Yaron for services performed for the Israeli subsidiary for which he received additional compensation.

Professional Fees

Professional fees consist primarily of legal, accounting and auditing and public and investor relation fees. For the 2008 Period, professional fees were $30,719, a decrease of 32.2% as compared to $45,320 for the 2007 Period. The decrease in professional fees is primarily due to lower audit and legal fees during the first quarter.

Marketing and advertising

For the 2008 Period, marketing and advertising expenses were $49,520, a decrease of 78.5% as compared to $230,221 for the 2007 Period. The decrease in 2008 is primarily due to the reduction of promotional activities, advertising campaigns relating to ActiveShopper, which were primarily Internet-based, and Company’s sponsorship of public events in 2008, whereas in 2007 marketing and advertising was comprised of the Company's acquisition of Internet-based advertising campaigns.

Rent Expense

For the 2008 Period, rent expense was $24,150, a decrease of 42.6% as compared to $42,092 for the 2007 Period. The decrease in rent expense is primarily attributable to a sub-lease rent participation in connection with the offices leased in Tel Aviv and to the termination of the rent of an office in New York City, since April 2008.

Comparison of the three months ended June 30, 2008 (the "2008 Period") and the three months ended June 30, 2007 (the "2007 Period"):

Revenues

Revenues were primarily attributable to the implementation of partnership agreements pursuant to which we direct traffic to merchants' websites through our ActiveShopper software and Web site products. For the 2008 Period, our revenues were $6,630, a decrease of 89.6% as compared to revenues of $63,894 for the 2007 Period. The decrease in revenues is primarily attributable to the change in the Company's toolbar distribution strategy and to the reduction of advertisement activities, as discussed in the Overview section.

During the 2008 Period, revenues generated from one customer accounted for approximately 94% of total revenues accounted for the period. During the 2007 Period, one customer accounted for approximately 96% of total revenues.

Operating Expenses

Operating expenses consist of salaries, consulting expenses, research and development, marketing and advertising and other expenses associated with the operations of our business. For the 2008 Period, operating expenses were $122,240, a decrease of 34.9% as compared to $187,685 for the 2007 Period.

Consulting Expenses

For the 2008 Period, consulting fees were $17,455, a decrease of 12.0% as compared to $19,837 for the 2007 Period. The decrease was primarily due to the Company's decision to reduce its use of consultants.

Research and development

Research and development consist of subcontracting personnel and related expenses of research and development teams in Israel and abroad. For the 2008 Period, research and development expenses were $0, The related expenses during the 2007 period were $(4,469). In general, there is a decrease in research and development activities, which is primarily attributable to the successful completion of the first developing phase of ActiveShopper. The amount at 2007 period was a result of a correction of an expense of the first quarter in 2007.

Employment Compensation

For the 2008 Period, employment compensation was $43,869, an increase of 2.1% as compared to $42,974 for the 2007 Period. The slight increase in employment compensation was the result of compensation paid to Mr. Yaron for services performed for the Israeli subsidiary for which he received additional compensation.

Professional Fees

Professional fees consist primarily of legal, accounting and auditing and public and investor relation fees. For the 2008 Period, professional fees were $17,230, an increase of 20.6% as compared to $14,292 for the 2007 Period. The increase in professional fees is primarily due to higher audit and legal fees during the second quarter.

Marketing and advertising

For the 2008 Period, marketing and advertising expenses were $6,646, a decrease of 89.3% as compared to $62,085 for the 2007 Period. The decrease in 2008 is primarily due to promotional activities, advertising campaigns relating to ActiveShopper, which were primarily Internet based, and Company’s sponsorship of public events in 2008, whereas in 2007 marketing and advertising was comprised of the Company's acquisition of Internet-based advertising campaigns.

Rent Expense

For the 2008 Period, rent expense was $6,093, a decrease of 70.8% as compared to $20,863 for the 2007 Period. The decrease in rent expense is primarily attributable to a sub-lease rent participation in connection with the offices leased in Tel Aviv and to the termination of the rent of an office in New York City, since April 2008.

LIQUIDITY AND CAPITAL RESOURCES

To date we have financed our operations primarily from cash generated though the sale of our common stock in private placements as well as from cash earned from our operations.

As of June 30, 2008, we had a cash balance of $50,972 and accounts receivable of $8,426.

Cash used in operating activities was $155,069 for the six month period ended June 30, 2008 as compared to $92,984 for the six month period ended June 30, 2007. The increase in the operating cash used is primarily attributable to collections of accounts receivable outstanding at December 31, 2006, net of cash needed to fund the loss for the six month period ended June 30, 2008.

Cash used in investing activities was $131 for the 2008 Period as compared to $205 for the 2007 Period. The decrease in the investing cash used for the 2008 Period is primarily attributable to a decrease of the secured deposit in exchange of a bank guarantee for the office lease agreement of the subsidiary in Israel.

Cash provided by financing activities in the six month period ended June 30, 2008 was $74,375 compared to $0 for the 2007 Period. In the six month period ended June 30, 2008, the Company received proceeds of $74,375 from an officer, with regard to an investment in Company’s shares.

We believe our existing cash resources will be sufficient to maintain current operations through June 30, 2009.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not required for Smaller Reporting Companies.

ITEM 4. CONTROLS AND PROCEDURES

Not required for Smaller Reporting Companies.

ITEM 4T. CONTROLS AND PROCEDURES

Disclosure Controls

We carried out an evaluation required by Rule 13a-15(b) of the Securities Exchange Act of 1934 or the Exchange Act under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.

Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in an issuer's reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) information is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

The evaluation of our disclosure controls and procedures included a review of our objectives and processes and effect on the information generated for use in this Report. This type of evaluation is done quarterly so that the conclusions concerning the effectiveness of these controls can be reported in our periodic reports filed with the SEC. We intend to maintain these controls as processes that may be appropriately modified as circumstances warrant.

Based on their evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information which is required to be included in our periodic reports filed with the SEC as of the filing of this Report.

Changes in Internal Controls Over Financial Reporting

During the three months ended June 30, 2008, the Company made no changes in the control procedures related to financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period from February 27, 2008 through June 2, 2008, the Company sold a total of 54,250,000 shares of the Company’s common stock to the Company’s Chief Executive Officer at a weighted average price of $0.0034 per share, for an aggregate purchase price of $72,000. All of the proceeds were used by the Company for working capital purposes.

The sales were made in reliance on Section 4(2) of the Securities Act and were made without general solicitation or advertising. The purchaser is a sophisticated investor with access to all relevant information necessary to evaluate his investments, and who represented to the Company that the shares were being acquired for investment.

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

Signature	Capacity	Date

/s/ Eliron Yaron	Chief Executive Officer, President and	August 14, 2008
Eliron Yaron	Principal Financial Accounting Officer