Form 10KSB/A
period 2007-12-31
SHELRON GROUP INC
filed 2008-08-22
CIK 1125903

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A

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

Explanatory Note

Shelron Group, Inc. which may be referred to herein as we, us or the Company, is filing this Amendment No. 1 to its Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2007 to replace the Item 8A disclosure with Item 8A(T). In addition, in connection with the filing of this Form 10-KSB/A and pursuant to Rule 12b-15 under the Securities Exchange Act of 1934 (Exchange Act), we are including revised and currently-dated certifications. The remainder of the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 filed with the Securities and Exchange Commission (SEC) on March 31, 2008 remains unchanged.

PART II

ITEM 8A(T). CONTROLS AND PROCEDURES.

Conclusions regarding disclosure controls and procedures. We carried out an evaluation required by Rule 13a-15(b) of the Securities Exchange Act of 1934 under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (one individual) of the effectiveness of the design and operation of our “disclosure controls and procedures” as of the end of the period covered by this Report.

Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in an issuer’s reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) information is accumulated and communicated to management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosures.

The evaluation of our disclosure controls and procedures included a review of our objectives and processes and effect on the information generated for use in this Report. This type of evaluation will be done quarterly so that the conclusions concerning the effectiveness of these controls can be reported in our periodic reports filed with the SEC. We intend to maintain these controls as processes that may be appropriately modified as circumstances warrant.

Based on their evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures are effective in timely alerting him to material information relating to the Company required to be included in our periodic reports filed with the SEC as of the end of the period covered by this Report. There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Management necessarily applied its judgment in assessing the benefits of controls relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and may not be detected.

Internal Controls

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, consisting of one person who serves as our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under that criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we engaged our independent registered public accounting firm to perform, an audit on our internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2007 that have materially affected, or are reasonably likely to material affect, our internal control over financial reporting.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Capacity	Date

/s/ Eliron Yaron	Chief Executive Officer, President and	August 21, 2008
Eliron Yaron	Principal Financial Accounting Officer