Form 10KSB/A
period 2007-12-31
SHELRON GROUP INC
filed 2008-09-09
CIK 1125903

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

Explanatory Note

Shelron Group, Inc. which may be referred to herein as we, us or the Company, is filing this Amendment No. 2 to its Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2007 to replace the Item 8A disclosure and to add Item 8A(T). In addition, in connection with the filing of this Form 10-KSB/A and pursuant to Rule 12b-15 under the Securities Exchange Act of 1934 (Exchange Act), we are including revised and currently-dated certifications. The remainder of the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 filed with the Securities and Exchange Commission (SEC) on March 31, 2008 remains unchanged.

PART II

Item 8A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out a formal evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Except as described below, the Company’s Chief Executive Officer, who also acts in the capacity of Chief Financial Officer, has concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, to allow timely decisions regarding required disclosure.

The Company inadvertently omitted management’s assessment of the Company’s internal control over financial reporting in the original Form 10-KSB. As a result, as of the date of this Amendment, management has concluded that the Company’s disclosure controls and procedures were ineffective as of December 31, 2007. Management has subsequently implemented controls to assure that management’s assessment of the Company’s internal control over financial reporting is properly included in future filings, as further discussed under Changes in Internal Control over Financial Reporting.

Our internal controls over financial reporting are designed by, or under the supervision of, our Chief Executive Officer, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

- Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets.

- Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

- Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management’s Report on Internal Control Over Financial Reporting

Our Chief Executive Officer, is responsible to design or supervise a process to be effected by our board of directors that provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The policies and procedures include:

- Maintenance of records in reasonable detail to accurately and fairly reflect the transactions and dispositions of assets,

- Review and authorization by management for all receipts and expenditures,

- Reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors, and

- Reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Management, with the participation of our Chief Executive Officer, evaluated the effectiveness of our internal controls over financial reporting based upon the framework provided by the Treadway Commission’s Committee of Sponsoring Organizations.

Changes in Internal Control Over Financial Reporting

Except as set forth below, our management has also determined that there were no significant changes in our internal controls over financial reporting that occurred during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Notwithstanding the foregoing, the Company inadvertently omitted management’s assessment of the Company’s internal control over financial reporting in the original Form 10-KSB. Management has subsequently implemented controls to assure that management’s assessment of the Company’s internal control over financial reporting is properly included in future filings. As a result, management has strengthened its review procedures over the financial reporting process, therefore, improving the quality of financial reporting on an ongoing basis.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management’s report in this annual report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Capacity	Date

/s/ Eliron Yaron	Chief Executive Officer, President and	September 5, 2008
Eliron Yaron	Principal Financial Accounting Officer