Form 10-Q/A
period 2008-03-31
SHELRON GROUP INC
filed 2008-09-16
CIK 1125903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q/A
———————

✓ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
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

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	✓	Yes		No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer., or a smaller reporting company.

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company		✓

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).		Yes	✓	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
As of September 10, 2008 there were 425,760,634 shares of common stock outstanding.
APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by

a court.		Yes		No

Explanatory Note
Shelron Group, Inc. which may be referred to herein as we, us or the Company, is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 to replace the Item 4T disclosure. In addition, in connection with the filing of this Form 10-Q/A and pursuant to Rule 12b-15 under the Securities Exchange Act of 1934 (Exchange Act), we are including revised and currently-dated certifications. The remainder of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed with the Securities and Exchange Commission (SEC) on May 15, 2008 remains unchanged.

ITEM 4(T) CONTROLS AND PROCEDURES

Evaluation of Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer, who also acts as our Chief Financial Officer, the Company evaluated the effectiveness of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The evaluation considered the procedures designed to provide assurance ensure that information required to be disclosed by us in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were effective as of March 31, 2008.

Changes in Internal Control over Financial Reporting

Except as set forth below, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the three months ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

As disclosed in our amended Annual Report on Form 10-KSB/A for the year ended December 31, 2007 filed on September 9, 2008, the Company inadvertently omitted management’s assessment of the Company’s internal control over financial reporting in the original Form 10-KSB. Management has subsequently implemented controls to assure that management’s assessment of the Company’s internal control over financial reporting is properly included in future filings. As a result, management has strengthened its review procedures over the financial reporting process, therefore, improving the quality of financial reporting on a ongoing basis.

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

Signature	Capacity	Date
/s/ Eliron Yaron Eliron Yaron	Chief Executive Officer, President and Principal Financial Accounting Officer	September 12, 2008