Form 10-Q/A
period 2008-06-30
SHELRON GROUP INC
filed 2008-09-16
CIK 1125903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended:
June 30, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

SHELRON GROUP, INC.
(Exact name of registrant as specified in its charter)

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

Explanatory Note

Shelron Group, Inc. which may be referred to herein as we, us or the Company, is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 to replace the Item 4T disclosure. In addition, in connection with the filing of this Form 10-Q/A and pursuant to Rule 12b-15 under the Securities Exchange Act of 1934 (Exchange Act), we are including revised and currently-dated certifications. The remainder of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed with the Securities and Exchange Commission (SEC) on August 14, 2008 remains unchanged.

ITEM 4(T) CONTROLS AND PROCEDURES

Evaluation of Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer, who also acts as our Chief Financial Officer, the Company evaluated the effectiveness of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The evaluation considered the procedures designed to provide assurance ensure that information required to be disclosed by us in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were effective as of June 30, 2008.

 Changes in Internal Control over Financial Reporting

Except as set forth below, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the three months ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Signature	Capacity	Date

/s/ Eliron Yaron	Chief Executive Officer, President and Principal Financial Accounting Officer	September 12, 2008
Eliron Yaron