Form 10KSB/A
period 2007-12-31
SHELRON GROUP INC
filed 2008-10-10
CIK 1125903

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A
(Amendment No. 3)

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

Explanatory Note

Shelron Group, Inc. which may be referred to herein as we, us or the Company, is filing this Amendment No. 3 to its Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2007 to replace the Item 8A disclosure and to add Item 8A(T). In addition, in connection with the filing of this Form 10-KSB/A and pursuant to Rule 12b-15 under the Securities Exchange Act of 1934 (Exchange Act), we are including revised and currently-dated certifications. The remainder of the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 filed with the Securities and Exchange Commission (SEC) on March 31, 2008 remains unchanged.

PART II

Item 8A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out a formal evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. The Company’s Chief Executive Officer, who also acts in the capacity of Chief Financial Officer, has concluded that the Company’s disclosure controls and procedures were ineffective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, to allow timely decisions regarding required disclosure. The reasons for this conclusion is stated below.

The Company inadvertently omitted management’s assessment of the Company’s internal control over financial reporting in the original Form 10-KSB. As a result, as of the date of this Amendment, management has concluded that the Company’s disclosure controls and procedures were ineffective as of December 31, 2007. Subsequent to the end of the fiscal year ended December 31, 2007, management implemented controls to assure that management’s assessment of the Company’s internal control over financial reporting is properly included in future filings, as further discussed under Changes in Internal Control over Financial Reporting.

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

Management’s Report on Internal Control Over Financial Reporting

Our Chief Executive Officer, is responsible to design or supervise a process to be effected by our board of directors that provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. It is management’s responsibilities to establish and maintain adequate internal controls over the Company’s financial reporting.

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

Management, with the participation of our Chief Executive Officer, evaluated the effectiveness of our internal controls over financial reporting based upon the framework provided by the Treadway Commission’s Committee of Sponsoring Organizations. The Company’s Chief Executive Officer, who also acts in the capacity of Chief Financial Officer, has concluded that the Company’s disclosure controls and procedures were ineffective (for the reasons described above).

Changes in Internal Control Over Financial Reporting

Our management has also determined that there were no significant changes in our internal controls over financial reporting that occurred during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Notwithstanding the foregoing, as stated above, the Company inadvertently omitted management’s assessment of the Company’s internal control over financial reporting in the original Form 10-KSB. Management has subsequent to December 31, 2007 implemented controls to assure that management’s assessment of the Company’s internal control over financial reporting is properly included in future filings. As a result, management has strengthened its review procedures over the financial reporting process, therefore, improving the quality of financial reporting on a ongoing basis.

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

Signature	Capacity	Date

/s/ Eliron Yaron	Chief Executive Officer, President and	October 10, 2008
Eliron Yaron	Principal Financial Accounting Officer