Form 10-Q/A
period 2008-03-31
SHELRON GROUP INC
filed 2008-10-14
CIK 1125903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q/A
(Amendment No. 2)
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

29 Broadway, New York, NY 10006
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
As of September 8, 2008 there were 425,760,634 shares of common stock outstanding.
APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by

a court.	☐	Yes	☐	No

Explanatory Note

Shelron Group, Inc. which may be referred to herein as we, us or the Company, is filing this Amendment No. 2 to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 to replace the Item 4 disclosure. In addition, in connection with the filing of this Form 10-Q/A and pursuant to Rule 12b-15 under the Securities Exchange Act of 1934 (Exchange Act), we are including revised and currently-dated certifications. The remainder of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed with the Securities and Exchange Commission (SEC) on May 15, 2008 remains unchanged.

ITEM 4(T). CONTROLS AND PROCEDURES

Evaluation of Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer, who also acts as our Chief Financial Officer, the Company evaluated the effectiveness of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The evaluation considered the procedures designed to provide assurance to ensure that information required to be disclosed by us in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were effective at that reasonable assurance level, as of March 31, 2008.

Changes in Internal Control over Financial Reporting

There have been changes in our internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the three months ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting as described below.

As disclosed in our amended Annual Report on Form 10-KSB/A for the year ended December 31, 2007 filed on October 10, 2008, the Company inadvertently omitted management’s assessment of the Company’s internal control over financial reporting in the original Form 10-KSB. Management during the quarter ended March 31, 2008, implemented controls to assure that management’s assessment of the Company’s internal control over financial reporting is properly included in future filings. As a result, management has strengthened its review procedures over the financial reporting process, therefore, improving the quality of financial reporting on a ongoing basis.

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

Signature	Capacity	Date

/s/ Eliron Yaron Eliron Yaron	Chief Executive Officer, President and Principal Financial Accounting Officer	October 10, 2008