Form 10-Q
period 2008-09-30
SHELRON GROUP INC
filed 2008-11-13
CIK 1125903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended:
September 30, 2008

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

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	☒	Yes	☐	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer., or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer		☐
Non-accelerated filer ☐	Smaller reporting company		☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	☐	Yes	☒	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
As of November 13, 2008 there were 17,447,492 shares of common stock outstanding.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by

a court.	☐	Yes	☐	No

SHELRON GROUP, INC. AND SUBSIDIARY

FORWARD LOOKING STATEMENTS
This report may include forward-looking statements. Shelron Group Inc. and subsidiary (the "Company") has based these forward-looking statements on management's current expectations and projections about future events. Forward-looking statements can be identified in this report based upon the usage of such words or phrases as "anticipate," "believe," "estimate," "expect," "intend," "may be," "objective," "plan," "predict," "project," "future," "seek," "will," "would," "will likely result," "will continue" and "will be" and similar words or phrases, or the negative thereof. These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Although the Company believes the expectations reflected in its forward-looking statements are based upon reasonable assumptions, it can give no assurance that it will attain these expectations or that any deviations will not be material. Except as otherwise required by the federal securities laws, the Company disclaims any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this report to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

SHELRON GROUP INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS

	September 30, 2008	December 31, 2007
	(unaudited)	(audited)
Current Assets :

Cash	$36,527	$131,798

Accounts receivable	3,606	19,741
Other current assets	31,839	21,007

Total Current Assets	71,972	172,546

Property and Equipment, net of accumulated depreciation of $200,568 and
$174,699, respectively	21,923	47,792

Intangible assets, net of amortization of $13,000 and $10,000 respectively	27,000	30,000

Other asset	9,083	23,484

Deferred tax asset, net of valuation allowance of $1,738,000 and
$1,619,000, respectively	-	-

Total Assets	$129,978	$273,822

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:

Accounts payable and accrued expenses	$101,286	$105,487
Due to stockholders	205,045	114,685

Total Current Liabilities	306,331	220,172

Liability for common stock to be issued to officer	94,000	35,000

Stockholders’ Equity (Deficiency) :

Series A convertible preferred stock $.001 par value per share,
Authorized 10,000,000 shares,
Issued and outstanding 1,000,000 shares	1,000	1,000
Common stock, $.001 par value per share
Authorized 500,000,000 shares;
Issued and outstanding 435,760,634 shares and
410,688,645 shares, respectively	435,760	410,688
Additional paid-in capital	5,081,748	5,029,445
Accumulated Deficit	(5,788,861)	(5,422,483)

Total Stockholders’ Equity (Deficiency)	(270,353)	18,650

Total Liabilities and Stockholders’ Equity (Deficiency)	$129,978	$273,822

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

SHELRON GROUP INC. AND SUBSIDIARY
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Nine months		Three months
	ended September 30,		ended September 30,
	2008	2007	2008	2007

Revenue s	$45,370	$280,003	$1,621	$41,944

Operating expenses:

Consulting fees	67,234	66,212	32,488	17,550
Research and development	-	5,142	-	-
Employment compensation	130,939	128,786	43,563	42,915
Professional fees	37,772	61,148	7,053	15,828
Marketing and advertising	57,471	248,896	7,950	18,675
Office and general expenses	57,461	90,456	18,243	34,548
Rent	25,101	59,914	951	17,822
Depreciation and amortization	28,869	29,315	9,329	9,772
Bank Charges	3,382	4,059	1,166	2,028

Total operating expenses	408,229	693,928	120,743	159,138

Loss from operations	(362,859)	(413,925)	(119,122)	(117,194)

Other income (expense) :
Interest expense	(4)	(8)	-	-
Interest income	553	4,549	85	964
Foreign exchange	(4,069)	(2,148)	587	(862)

Total other income (expense)	(3,520)	2,393	672	102

Net loss	(366,379)	(411,532)	(118,450)	(117,092)

Basic and diluted net loss per share	$0.00	$0.00	$0.00	$0.00

Weighted average number of
shares outstanding - basic
and diluted	417,442,627	410,411,942	427,304,112	410,688,645

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

SHELRON GROUP INC. AND SUBSIDIARY
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended September 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(366,379)	$(411,532)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	25,869	26,315
Amortization	3,000	3,000
Changes in operating assets and liabilities:
Decrease in accounts receivable	16,134	315,438
Decrease (increase) in prepaid expenses	10,169	(3,675)
Increase in other receivables	(21,000)	(61,979)
Decrease in accounts payable and accrued expenses	(4,200)	(129,364)
Stock Compensation	27,375	-
Increase in due to stockholders	90,360	65,722

Net cash used in operating activities	(218,672)	(196,075)

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease (increase) in security deposit	14,401	(5,316)

Net cash provided by (used in) investing activities	14,401	(5,316)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	50,000	-
Payment on account of share capital	94,000	-
Payment of common stock liability	(35,000)	-

Net cash provided by financing activities	109,000	-

Net decrease in cash	(95,271)	(201,391)
Cash at the beginning of period	131,798	289,083

Cash at the end of period	$36,527	$87,692

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:

Issuance of common stock for accrued consulting fees	$27,375	$13,500

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

SHELRON GROUP INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - THE COMPANY AND ITS OPERATIONS

Shelron Group, Inc. and Subsidiary (the "Company") originally incorporated in the State of Massachusetts in June 1987, under the name "Professional Brushes, Inc." In April 1999, the Company changed its state of incorporation to Delaware by means of a merger with and into a Delaware company and, in connection therewith, changed our name to "PB Acquisition Corp." In May 2000, the Company entered into a share exchange agreement with TTTTickets.com, Inc., a Delaware corporation ("Tickets") incorporated in April 2000 for the purposes of developing and maintaining an internet website for the sale and purchase of event tickets, pursuant to which Tickets became a wholly owned subsidiary of the Company. We also changed our name to "TTTTickets Holding Corp." Thereafter, in November 2001, we entered into a stock purchase and merger agreement with B-Park Communications, Inc., ("B-Park") a Delaware corporation formed in August 2001 for the sole purpose of entering into such agreement. In September 2002, we changed our name to Shelron Group, Inc.

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated interim financial statements reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods presented. The condensed consolidated financial statements are unaudited and are subject to such year-end adjustments as may be considered appropriate and should be read in conjunction with the historical consolidated financial statements of the Company for the years ended December 31, 2007 and 2006 included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007. The December 31, 2007 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for the three and nine month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

These condensed consolidated interim financial statements have been prepared in accordance with US Generally Accepted Accounting Principles ("US GAAP") and under the same accounting principles as the financial statements included in the Annual Report on Form 10-KSB. Certain information and footnote disclosures related thereto normally included in the financial statements prepared in accordance with US GAAP have been omitted in accordance with Rule 8.03 of Regulation S-X.

The accompanying condensed consolidated financial statements include the accounts of Shelron Group Inc. and its wholly-owned subsidiary. All significant inter-company transactions have been eliminated.

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

Going Concern
The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred continuing net losses, and has a working capital deficiency of approximately $234,000 and an accumulated deficit of approximately $5,800,000 which raises substantial doubt about the Company's ability to continue as a going concern.

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

Recently Issued Accounting Pronouncements
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007 (our 2009 fiscal year), although early adoption is permitted. In February 2008, the FASB formally provided a one-year deferral for the implementation of SFAS 157 only with regard to certain nonfinancial assets and liabilities. We have not yet determined the impact, if any, of SFAS 157 on the Company’s consolidated results of operations or financial position.

On January 1, 2008 we adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (SFAS No. 159), which permits a company to measure certain financial assets and financial liabilities at fair value that were not previously required to be measured at fair value. We have not elected to measure any financial assets and financial liabilities at fair value which were not previously required to be measured at fair value. Therefore, the adoption of this standard has had no effect on our results of operations.

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

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”).  FSP FAS 142-3 amends FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No 141, “Business Combinations” (“SFAS No. 141”) and other U.S. GAAP.  This FSP is effective for fiscal years beginning after December 15, 2008.  The guidance for determining the useful life of a recognized intangible asset is to be applied prospectively, therefore, the impact of the implementation of this pronouncement cannot be determined until the transactions occur.

In May 2008, the FASB issued SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles.  SFAS No. 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company does not expect the adoption of SFAS No. 162 to change its current practice nor does the Company anticipate an effect on its results of operations or financial position.

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying financial statements.

NOTE 3 - EARNING (LOSS) PER SHARE

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

Amortization totaled $3,000 for the nine months ended September 30, 2008 and $4,000 for the year ended December 31, 2007. Amortization for the next five years and thereafter is expected to be as follows: $4,000 for the years 2008 through 2011 and $14,000 thereafter.

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

For the three month period ended September 30, 2008 and 2007, consulting services totaled $43,563 and $42,915, respectively. Such amounts are reflected on the statements of operations as employment compensation. As of September 30, 2008 and December 31, 2007, the Company owed Hull $157,418 and $83,616, respectively.

Eliron Yaron

Mr. Yaron is the Company's Principal Executive Officer/Principal Financial and Accounting Officer. At September 30, 2008 and December 31, 2007, Mr. Yaron was owed $47,627, and $31,069, respectively.

In 2008, Mr. Yaron remitted monies to the Company for the issuance of shares of Common Stock as follows:

Name	Date	Number of Shares to be Issued	Price	Gross Proceeds
Eliron Yaron	2/27/2008	3,333,333	$ 0.0030	$ 10,000
Eliron Yaron	4/14/2008	16,666,667	0.0015	25,000
Eliron Yaron	4/21/2008	18,000,000	0.0015	27,000
Eliron Yaron	5/27/2008	10,000,000	0.0005	5,000
Eliron Yaron	6/2/2008	6,250,000	0.0008	5,000
Eliron Yaron	7/15/2008	12,222,222	0.0018	22,000

As the shares were not issued as of September 30, 2008, the proceeds were not included in stockholders' deficiency but classified as liability for common stock to be issued to officer.

NOTE 6 - STOCKHOLDER'S EQUITY

REVERSE STOCK SPLIT

On September 18, 2008, the Board of Directors authorized a 1 for 25 reverse stock split, to be effective as of October 20, 2008, for all of the issued and outstanding shares of the Company's common stock. As a result of the reverse stock split, the Company's issued and outstanding shares of common stock as of November 14, 2008 is reduced from 436,171,818 to 17,447,492.

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

COMMON STOCK

Stock Based Compensation

The Company adopted SFAS No. 123R "Share Based Payment". This statement is a revision of SFAS Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest and will be reflected as compensation expense in the financial statements. There were no employee options granted in either as of September 30, 2008 or December 31, 2007.

Stock options granted to non-employees are recorded at their fair value, as determined in accordance with SFAS No. 123 and Emerging Issues Task Force Consensus No. 96-18, and recognized over the related service period.

During the three and nine months ended September 30, 2008, the Company issued 13,000,000 shares of its common stock to service providers totaling $25,000 and 14,238,656 shares of its common stock to service providers in consideration of services rendered totaling $27,375, respectively, in consideration of services rendered.

During the three and nine months ended September 30, 2008, the Company issued 5,000,000 shares of its common stock to investors totaling $15,000 and 10,833,333 shares of its common stock to investors totaling $50,000, respectively, for funding the Company.

During the nine months ended September 30, 2007, the Company issued 899,286 shares of its common stock to one service provider, in consideration of services rendered totaling $13,500.

On October 6, 2008, the Company issued 411,184 shares of common stock to R. Alergand at $.00152 per share in consideration of consulting services. Such services totaled $625 and had no effect on financial statements as of September 30, 2008.

NOTE 7 - REVENUE AND MAJOR CUSTOMERS

Revenues are generated from the implementation of partnership agreements according to which traffic is directed to merchants' websites through ActiveShopper.

During the three and nine months ended September 30, 2008, revenues generated from one customer accounted for approximately 84% and 95% of total revenues respectively. At September 30, 2008 one customer accounted for approximately 57% of the Company's accounts receivable.

During the three and nine months ended September 30, 2007, one customer accounted for approximately 96% and 93% of total revenues, respectively. At December 31, 2007, one customer accounted for approximately 84% of the accounts receivable.

Revenues were earned in the following countries for the nine and three months ended September 30, 2008 and 2007:

Nine months ended September 30:	2008	2007

United States	$44,414	$268,604
United Kingdom	225	10,639
Others	731	760
Total	$45,370	$280,003

Three months ended September 30:	2008	2007

United States	$1,434	$41,406
United Kingdom	35	278
Others	152	260
Total	$1,621	$41,944

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

Management believes revenue growth is tied to increasing software installations of ActiveShopper. Although ActiveShopper is a free-download software, promoting it is essential, since there is no assurance that users who download the software will continue to use it.

In addition, since revenues are subject to seasonal fluctuations, there can be no assurance that revenues levels can be sustained and growth is not assured. Management has reviewed its current marketing efforts and has determined it is in the best interests of the Company to reduce its online advertising activities.   Management analyzed the revenue generated from such advertising and determined that the revenue generated is not profitable.  Management has determined that the Company has to change its toolbar distribution strategy and to target distributors who will work with us on a revenue sharing basis.  As the result of these changes, revenues and marketing and advertising expenses decreased for the nine months ended September 30, 2008 versus 2007.

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

RESULTS OF OPERATIONS

Comparison of the nine months ended September 30, 2008 (the "2008 Period") and the nine months ended September 30, 2007 (the "2007 Period"):

Revenues

Revenues were primarily attributable to the implementation of partnership agreements pursuant to which we direct traffic to merchants' websites through our ActiveShopper software and Web site products. For the 2008 Period, our revenues were $45,370, a decrease of 83.8% as compared to revenues of $280,003 for the 2007 Period. The decrease in revenues is primarily attributable to the change in the Company's toolbar distribution strategy, and to the reduction of advertisement activities, as discussed in the Overview section.

During the 2008 Period, revenues generated from one customer accounted for approximately 95% of total revenues accounted for the period. During the 2007 Period, one customer accounted for approximately 93% of total revenues.

Operating Expenses

Operating expenses consist of salaries, consulting expenses, research and development, marketing and advertising and other expenses associated with the operations of our business. For the 2008 Period, operating expenses were $408,229, a decrease of 41.2% as compared to $693,928 for the 2007 Period.

Consulting Expenses

For the 2008 Period, consulting fees were $67,234, an increase of 1.5% as compared to $66,212 for the 2007 Period. The increase was primarily due to the Company's decision to retain consultants with regard fund raising and investor relations activities.

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

Employment Compensation

For the 2008 Period, employment compensation was $130,939, an increase of 1.7% as compared to $128,786 for the 2007 Period. The slight increase in employment compensation was the result of compensation paid to Mr. Yaron for services performed for our Israeli subsidiary for which he received additional compensation.

Professional Fees

Professional fees consist primarily of legal, accounting and auditing. For the 2008 Period, professional fees were $37,772, a decrease of 38.2% as compared to $61,148 for the 2007 Period. The decrease in professional fees is primarily due to lower audit and legal fees during the 2008 Period.

Marketing and advertising

For the 2008 Period, marketing and advertising expenses were $57,471, a decrease of 76.9% as compared to $248,896 for the 2007 Period. The decrease in 2008 is primarily due to the reduction of promotional activities, advertising campaigns relating to ActiveShopper.

Rent Expense

For the 2008 Period, rent expense was $25,101, a decrease of 58.1% as compared to $59,914 for the 2007 Period. The decrease in rent expense is primarily attributable to a sub-lease of a portion of our offices leased in Tel Aviv and to the termination in April 2008 of an office in NY.

Comparison of the three months ended September 30, 2008 (the "2008 Period") and the three months ended September 30, 2007 (the "2007 Period"):

Revenues

Revenues were primarily attributable to the implementation of partnership agreements pursuant to which we direct traffic to merchants' websites through our ActiveShopper software and Web site products. For the 2008 Period, our revenues were $1,621, a decrease of 96.1% as compared to revenues of $41,944 for the 2007 Period. The decrease in revenues is primarily attributable to the change in the Company's toolbar distribution strategy and to the reduction of advertisement activities, as discussed in the Overview section.

During the 2008 Period, revenues generated from one customer accounted for approximately 84% of total revenues accounted for the period. During the 2007 Period, one customer accounted for approximately 96% of total revenues.

Operating Expenses

Operating expenses consist of salaries, consulting expenses, research and development, marketing and advertising and other expenses associated with the operations of our business. For the 2008 Period, operating expenses were $120,743, a decrease of 24.1% as compared to $159,138 for the 2007 Period.

Consulting Expenses

For the 2008 Period, consulting fees were $32,488, an increase of 85.1% as compared to $17,550 for the 2007 Period. The increase was primarily due to the Company's decision to retain consultants with regard fund raising and investor relations activities.

Research and development

Research and development consist of subcontracting personnel and related expenses of research and development teams in Israel and abroad. For the 2008 Period, research and development expenses were $0, The related expenses during the 2007 period were $0.

Employment Compensation

For the 2008 Period, employment compensation was $43,563, an increase of 1.5% as compared to $42,915 for the 2007 Period. The slight increase in employment compensation was the result of compensation paid to Mr. Yaron for services performed for the Israeli subsidiary for which he received additional compensation.

Professional Fees

Professional fees consist primarily of legal, accounting and auditing. For the 2008 Period, professional fees were $7,053, a decrease of 55.4% as compared to $15,828 for the 2007 Period. The decrease in professional fees is primarily due to lower audit and legal fees during the third quarter in 2008.

Marketing and advertising

For the 2008 Period, marketing and advertising expenses were $7,950, a decrease of 57.4% as compared to $18,675 for the 2007 Period. The decrease in 2008 is primarily due to promotional activities, advertising campaigns relating to ActiveShopper, which were primarily Internet based, and Company’s sponsorship of public events in 2008, whereas in 2007 marketing and advertising was comprised of the Company's acquisition of Internet-based advertising campaigns.

Rent Expense

For the 2008 Period, rent expense was $951, a decrease of 94.7% as compared to $17,822 for the 2007 Period. The decrease in rent expense is primarily attributable to a sub-lease of part of our rent participation in connection with the offices leased in Tel Aviv and the termination, in April 2008 of an office in NY.

LIQUIDITY AND CAPITAL RESOURCES

To date we have financed our operations primarily from cash generated though the sale of our common stock in private placements as well as from cash earned from our operations.

As of September 30, 2008, we had a cash balance of $36,527 and accounts receivable of $3,606.

Cash used in operating activities was $218,672 for the nine month period ended September 30, 2008 as compared to $196,075 for the nine month period ended September 30, 2007. The increase in the operating cash used for the 2008 Period is primarily attributable to collections of accounts receivable outstanding at December 31, 2006, net of cash needed to fund the loss for the 2007 Period.

Cash provided by investing activities was $14,401 for the 2008 Period as compared to cash used in investing activities of $5,316 for the 2007 Period.
The decrease in the investing cash used for the 2008 Period is primarily attributable to a decrease of the secured deposit in exchange of a bank guarantee for the office lease agreement of the subsidiary in Israel.

Cash provided by financing activities in the 2008 Period was $109,000 compared to $0 for the 2007 Period. In the 2008 Period, the Company received proceeds of $94,000 from an officer, with regard an investment in Company’s shares.

We believe our existing cash resources plus our expected revenue will be sufficient to maintain current operations through September 30, 2009. However, if cash generated from operations is insufficient to satisfy the Company’s liquidity requirements, management may seek to restructure the liabilities of the Company and/or sell additional equity, debt securities and/or obtain a credit facility. The sale of additional equity or convertible debt securities could result in additional ownership dilution to our stockholders. The incurrence of indebtedness would result in an increase in our fixed obligations and could result in borrowing covenants that would restrict our operations. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. If financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our products or services. In addition, we may be unable to take advantage of business opportunities or respond to competitive pressures. Any of these events could have a material and adverse effect on our business, results of operations and financial condition.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for Smaller Reporting Companies.

ITEM 4(T). CONTROLS AND PROCEDURES

Evaluation of Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer, who also acts as our Chief Financial Officer, the Company evaluated the effectiveness of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The evaluation considered the procedures designed to provide assurance to ensure that information required to be disclosed by us in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were effective at that reasonable assurance level, as of September 30, 2008.

 Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the three months ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5. OTHER INFORMATION

Not Applicable.
ITEM 6. EXHIBITS

Exhibits

Exhibit Number	Description
3.1	Certificate of Incorporation (1)
3.2	Amendment to the Certificate of Incorporation (2)
3.3	Amended and Restated Bylaws of the Company. (2)
4.1	Certificate of Designation (3)
31	PEO and PFO certifications required under Section 302 of the Sarbanes-Oxley Act of 2002
32	PEO and PFO certifications required under Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to the Form 10-SB12G filed on October 11, 2000
(2)	Filed as an exhibit to the Form DEF 14C Information Statement filed on May 27, 2008
(3)	File as an exhibit to the Annual Report on Form 10-KSB filed on April 16, 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Capacity	Date
/s/ Eliron Yaron Eliron Yaron	Chief Executive Officer, President and Principal Financial Accounting Officer	November 13, 2008