Form 10KSB/A
period 2007-12-31
SHELRON GROUP INC
filed 2008-11-25
CIK 1125903

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A
(Amendment No. 4)

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

Explanatory Note

Shelron Group, Inc. which may be referred to herein as we, us or the Company, is filing this Amendment No. 4 to its Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2007 to replace the Item 8A disclosure and to add Item 8A(T). In addition, in connection with the filing of this Form 10-KSB/A and pursuant to Rule 12b-15 under the Securities Exchange Act of 1934 (Exchange Act), we are including revised and currently-dated certifications. The remainder of the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 filed with the Securities and Exchange Commission (SEC) on March 31, 2008 remains unchanged.

PART II

Item 8A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out a formal evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. The Company’s Chief Executive Officer, who also acts in the capacity of Chief Financial Officer, has concluded that the Company’s disclosure controls and procedures were ineffective ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, to allow timely decisions regarding required disclosure. The reasons for this conclusion is stated below.

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

Management, with the participation of our Chief Executive Officer, evaluated the effectiveness of our internal controls over financial reporting based upon the framework provided by the Treadway Commission’s Committee of Sponsoring Organizations. The Company’s Chief Executive Officer, who also acts in the capacity of Chief Financial Officer, has concluded that the Company’s internal controls over financial reporting were effective as of the end of the period covered by the Report.

Changes in Internal Control Over Financial Reporting

Our management has also determined that there were no changes in our internal controls over financial reporting that occurred during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Signature	Capacity	Date

/s/ Eliron Yaron	Chief Executive Officer, President and	November 25, 2008
Eliron Yaron	Principal Financial Accounting Officer