Form 10-K
period 2008-12-31
SHELRON GROUP INC
filed 2009-03-31
CIK 1125903

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
Commission file number: 000-31176

SHELRON GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	04-2968425
(State of incorporation)	(I.R.S. Employer Identification No.)

29 Broadway
New York, New York 10006
(Address of principal executive offices)

Tel: (646) 415-8873
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:
None

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☒

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently computed second fiscal quarter $375,586.

The number of shares of the issuer’s common stock issued and outstanding as of March 31, 2009 was 17,447,492 shares (post reverse split).

Documents Incorporated By Reference:
None

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

We were originally incorporated in the State of Massachusetts in June 1987, under the name "Professional Brushes, Inc." In April 1999, we changed our state of incorporation to Delaware by means of a merger with and into a Delaware company and, in connection therewith, changed our name to "PB Acquisition Corp." In May 2000, we entered into a share exchange agreement with TTTTickets.com, Inc., a Delaware corporation ("Tickets") incorporated in April 2000 for the purposes of developing and maintaining an internet website for the sale and purchase of event tickets, pursuant to which Tickets became a wholly owned subsidiary of our company. We also changed our name to "TTTTickets Holding Corp." Thereafter, in November 2001, we entered into a stock purchase and merger agreement with B-Park Communications, Inc., ("B-Park") a Delaware corporation formed in August 2001 for the sole purpose of entering into such agreement.  In September 2002, we changed our name to "Shelron Group, Inc."

In this report, the terms "we," "us" and the "Company" refer to Shelron Group, Inc., its' predecessors, and subsidiary, unless the context indicates otherwise.

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

Online shopping comparison Web sites were established to help consumers manage the task of shopping online by enabling them to find, compare, and buy products conveniently and efficiently.  Generally speaking, they gather data from online retailers, either by accessing merchant’s data feeds or using search engine technology to “scrap” data off of merchant’s Web sites.  The existing shopping comparison Web sites all offer quite similar functionality.  Users search or browse for products that they desire and then receive information about the product and the merchants that sell it, including each merchant’s pricing. While these sites may offer extensive information such as a review of the product, side-by-side comparison of a product with similar products, etc., the most valued information is each retailer’s pricing for each particular item they sell.

Shopping comparison Web sites generate their revenue from one or more of the following revenue streams:

o	Payments from merchants for directing traffic to their sites (Pay Per Click);
o	Payments from merchants when a directed customer actually buys a product in the merchant’s site (Pay Per Purchase); or
o	Other advertising activities on the comparison shopping service website.

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

SHELRON'S COMPARATIVE SHOPPING PRODUCTS

We offer consumers a two-pronged approach to comparison shopping online – our ActiveShopper software product and our ActiveShopper.com Web site.

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

ActiveShopper is comprised of software components we purchased in March 2004 from an independent and non-affiliated third party software developer for aggregate consideration of $150,000.

In November 2004, we released ActiveShopper 1.0 with a newly designed interface and a broader range of products for comparative shopping. With this release, ActiveShopper was able to provide comparative shopping information for computers and their peripherals and for other electronic products, such as televisions and digital cameras.

In December 2004, we released ActiveShopper 1.1 which included a free text search field in the toolbar, allowing ActiveShopper users to search a comparative shopping database for products that they desire, without having to actually be in that product's page in an e-store in order to receive the relevant information.

In January 2005, we released an enhanced version of the ActiveShopper's Web site, which included more user functionality and banner displays that serve as an additional source of revenue.

In March 2005, we released ActiveShopper 1.2 which included an additional advanced feature of the ActiveShopper Sidebar, a new enhancement that automatically displays comparative shopping results when users search for information in leading search engines such as Google, MSN, AOL, and Yahoo.

On December 30, 2008, the Company entered into a license agreement that grants the Company a non-exclusive, perpetual, worldwide right and license to make, have made and utilize software, trademarks and domain names for the sum of $100,000.

Currently, ActiveShopper's revenues are generated from: (i) ActiveShopper websites’ search for the United States, United Kingdom, Australia, France and Germany, with the last two still under testing and (ii) ActiveShopper Sidebar, which automatically displays comparative shopping results when users search for information in leading search engines such as Google, MSN, AOL, and Yahoo.

OUR STRATEGY

By offering two different approaches to comparison shopping, for two different classes of users, we attempt to maximize revenue.  However, our goal is to increase the number of users who download and install our ActiveShopper toolbar, since we experience a much higher level of what is commonly referred to as “stickiness” with the toolbar, as compared to a Web site (including our own). In Internet terminology, "stickiness" refers to the level of potential returning visitors.

With all of our products, we are mindful that online consumers tend to return to utilize services of and Web sites that provide them with accurate information and ease of use.  Thus, our objective is to enhance ActiveShopper's features and functionality and increase consumer awareness and usage of both our ActiveShopper Web site and software product. In addition, we plan to release new versions of ActiveShopper, targeting new market segments.

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

MARKETING PLAN

To date, our efforts historically have been devoted primarily to the design, development and testing of ActiveShopper, as well as raising the capital needed to develop and maintain our business. As a result of capital raises, our development and testing, as well as, our marketing efforts have significantly increased in scope and magnitude.

We plan to continue generating revenue principally from merchants in exchange of directing traffic to their websites through ActiveShopper.

Service agreements or affiliation agreements with merchants have and may be further reached directly or through third parties. We currently have agreements with third parties that are mainly based on a sharing revenue model.

We intend to seek additional collaborative relationships with other on-line comparison shopping providers in the United Sates and abroad and other additional forms of advertising in order to generate additional revenues through ActiveShopper. However, except as noted above, we presently have a relatively small amount of revenue generating arrangements and no assurance can be provided that we will in fact be able to enter into such agreements or arrangements on terms that are commercially acceptable to us. Our success in concluding any revenue generating commercial agreements is premised, in part, on the further acceptance of our products.

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

COMPETITION

The market for advertising and comparative shopping software products and services is highly competitive and we expect competition to intensify in the future. Our competitors include Web sites such as Shopping.com, Shopzilla, PriceGrabber.com, and DealTime.com. Many of our competitors have longer operating histories, greater name recognition and significantly greater financial, technical, and sales and marketing resources than we have. As a result, these competitors are able to devote greater resources to the development, promotion, sale and support of their products. In addition, these entities have large market capitalization or cash reserves and are in a better position to acquire other companies in order to gain new technologies or products. Many of our competitors also have greater brand name recognition, more extensive customer bases, developed distribution channels and broader product offerings than we do. These companies can use their broad customer bases and product offerings and adopt aggressive pricing policies with advertisers to gain market share.

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

Item 1A. Risk Factors

Not required for Smaller Reporting Companies.

Item 1B. Unresolved Staff Comments

Not applicable.

ITEM 2. PROPERTIES.

We do not own any real property.

We maintain an office at 29 Broadway, New York, New York.  No rent is charged for this space.  On April 2008, we terminated the lease of an apartment in New York, NY, from an unaffiliated party for which we had paid approximately $2,700 per month. In addition, on May 31, 2008, we renewed a lease agreement of approximately 77 square meters of office space at 22 Raul Wallenberg Street, Tel Aviv, Israel from an unaffiliated party for approximately $1,500 per month in addition to certain occupancy and office maintenance costs.  We believe that our office space in the United States and Israel is sufficient to meet our current and anticipated needs.

ITEM 3. LEGAL PROCEEDINGS.

We are not involved in any pending legal proceedings which we anticipate can result in a material adverse effect on our business or operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company's Common Stock is listed on the OTC Bulletin Board under the symbol "SRNG". The following table sets forth the high and low bid information for the Company's Common Stock for each quarterly period during the year ended December 31, 2008 and 2007 as reported by the OTC Bulletin Board. The OTC Bulletin Board quotations reflect inter-dealer prices, are without retail markup, markdown or commission, and may not represent actual transactions.  The prices shown reflect a one for twenty-five reverse stock split which became effective on October 20, 2008.

	High	Low

Calendar Year 2008 (post reverse split)
First Quarter	$0.100	$0.030
Second Quarter	$0.225	$0.013
Third Quarter	$0.225	$0.018
Fourth Quarter	$0.200	$0.010
Calendar Year 2007 (post reverse split)
First Quarter	$0.600	$0.325
Second Quarter	$0.450	$0.150
Third Quarter	$0.375	$0.125
Fourth Quarter	$0.300	$0.050

HOLDERS

At the date of this filing there are approximately 362 holders of record of the Company's Common Stock. This does not reflect those shares held beneficially or those shares held in "street" name.

DIVIDENDS

Holders of Common Stock and Series A Preferred Stock are entitled to dividends, when, as, and if declared by our Board of Directors, out of funds legally available therefore. Except for a stock dividend distribution in August 2003 of 406,357 shares (post reverse split) of its Common Stock, we have paid no dividends in any form  on the Common Stock or Series A Preferred Stock and do not expect to pay cash dividends in the foreseeable future with respect to the Common Stock or Series A Preferred Stock.

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

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended December 31, 2008.

Item 6.  Selected Financial Data.

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS

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

In addition, since revenues are subject to seasonal fluctuations, there can be no assurance that revenues levels can be sustained and growth is not assured. Management has reviewed its current marketing efforts and has determined it is in the best interests of the Company to reduce its online advertising activities.   Management analyzed the revenue generated from such advertising and determined that the revenue generated is not profitable.  Management has determined that the Company has to change its toolbar distribution strategy and to target distributors who will work with us on a revenue sharing basis.  As the result of these changes, revenues and marketing and advertising expenses decreased for the year ended December 31, 2008 versus 2007.

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

Development Stage Activities and Operations - From inception through the fourth quarter of 2007, the Company was in the development stage and has had insignificant revenues.  Statement of Financial Accounting Standard ("SFAS") No. 7 defines a development stage activity as one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.  In the fourth quarter of 2007, management determined that the Company was no longer in the development stage as the Company generated significant revenues.

Functional Currency - The majority of Company’s sales are in United States dollars. In addition, the majority of the Company’s investing and financing activities are in United States dollars. Accordingly, the Company has determined the United States dollar as the currency of its primary economic environment and thus, its functional and reporting currency. Non-dollar transactions and balances have been measured in United States dollars in accordance with SFAS No. 52 “Foreign Currency Translation.”  All transaction gains and losses from the measurement of monetary balance sheet items denominated in non-dollar currencies are reflected in the statement of operations as financial income or expenses, as appropriate.

Intangible Assets - Intangible assets are carried at cost less accumulated amortization. Amortization is computed on the straight-line method over the estimated useful lives of the assets. We periodically review the carrying value of our intangible assets to determine whether impairment may exist under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. We consider relevant cash flow and profitability information, including estimated future operating results, trends and other available information, in assessing whether the carrying value of the intangible assets can be recovered. If it is determined that the carrying value of the intangible assets will not be recovered from the undiscounted future cash flows, the carrying value of the assets would be considered impaired. An impairment charge is measured as any deficiency in the amount of estimated fair value of the intangible assets over carrying value.

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

Income Taxes - The Company uses the liability method to determine its income tax. This method requires the establishment of a deferred tax asset or liability for the recognition of future deductible or taxable amounts and operating loss carry forwards. Deferred tax expense or benefit is recognized as a result of the changes in the assets and liabilities during the year. Valuation allowances are established when necessary to reduce a deferred tax asset, if it is more likely than not that all or a portion of it will not be realized.

In June 2006, the FASB issued FASB Interpretation No. 48 (“ FIN 48 ”) “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109”) which became effective in 2007. This interpretation was issued to clarify the accounting for uncertainty in the amount of income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by the taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The provisions of FIN 48 were adopted by the Company on January 1, 2007 and had no effect on the Company's financial statements upon adoption. The Company also evaluated its tax positions as of December 31, 2008 and 2007 and reached the same conclusion.

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

	2008	2007

Series A convertible preferred stock	1,000,000	1,000,000
Convertible note payable	448,437	—

Stock-based Compensation  - The Company accounts for stock-based compensation in accordance with SFAS No. 123(R), “Share-Based Payment.” Under SFAS No. 123(R), an entity is required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized on a straight-line basis over the period during which an employee is required to provide service in exchange for the award.

Equity instruments issued to non-employees are recorded at their fair values as determined in accordance with SFAS No. 123 and Emerging Issues Task Force 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods and Services.”

RESULTS OF OPERATIONS

Comparison of the Year Ended December 31, 2008 (the "2008 Period") and the Year Ended December 31, 2007 (the "2007 Period"):

Revenues and Major Customers

Revenues were primarily attributable to the implementation of partnership agreements pursuant to which we direct traffic to merchants' websites through our ActiveShopper software and Web site products.  Revenues for the 2008 Period were $45,265, a decrease of $283,979 or 86.3% over revenues for the 2007 Period which were $329,244.  The decrease in revenues is primarily attributable to the change in the Company's toolbar distribution strategy, and to the reduction of advertisement activities, as discussed in the Overview section.

During the 2008 Period, revenues generated from two customers accounted for approximately 96% of total revenues accounted for the period, of which one customer accounted for approximately 95% of total revenues for the period.  These customers comprise approximately 57% of the Company's accounts receivables at December 31, 2008, of which one customer accounted for approximately 51% of our accounts receivable.

Operating Expenses

Our operating expenses consist of salaries, consulting expenses, research and development, marketing and advertising and other expenses associated with the operations of our business.

For the 2008 Period, our operating expenses were $472,170, a decrease of $370,237 or 44% as compared to $842,407 for the 2007 Period.  Each component of operating expenses is shown below:

Consulting Expenses

For the 2008 Period and 2007 Period, our consulting expenses were $83,428 and $87,599, respectively. The decrease in consulting expenses of $4,171 or 4.8% in 2008 is primarily due to the Company's decision to reduce its use of consultants.

Research and Development Expenses

Research and development expenses consist of subcontracting personnel and related expenses of research and development teams in Israel and abroad. Research and development expenses decreased to $0 in the 2008 Period from $5,142 in the 2007 Period, a decrease of $5,142 or 100%. The decrease in research and development activities is primarily attributable to the successful completion of the first developing phase of ActiveShopper.

Employment Compensation

Our sole full time employee is our Chairman of the Board Eliron Yaron.  For the 2008 Period and 2007 Period, employment compensation totaled $174,403 and $174,460, respectively.

Professional Fees

Professional fees consist primarily of legal, accounting and auditing and public and investor relations fees.  For the 2008 Period and 2007 Period, our professional fees were $48,051 and $78,204, respectively. The decrease in professional fees of $30,153 or 38.5% in 2008 is primarily due to lower audit and legal fees during the 2008 Period.

Marketing and Advertising

Our marketing and advertising expenses for the 2008 Period and 2007 Period amounted to $33,521 and $282,721, respectively. The decrease in marketing and advertising expenses of $249,200 or 88.1% is primarily due to the reduction of promotional activities, advertising campaigns relating to ActiveShopper.

Rent Expense

Rent expense for the 2008 Period and 2007 Period totaled $28,244 and $69,641, respectively, a decrease of $41,397 or approximately 59.4%.  The decrease in rent expense is primarily attributable to a sub-lease of a portion of our offices leased in Tel Aviv and to the termination in April 2008 of an apartment in NY.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have financed our operations primarily from cash generated through the sale of our Common Stock in private placements as well as from cash earned from our operations.

As of December 31, 2008, we had a cash balance of $50,183 and accounts receivable of $3,324.

Cash used in operating activities was $271,921 for 2008 compared to $180,933 for 2007. The increase in the operating cash used is primarily attributable to funding the net losses in both years.

Cash provided by investing activities in 2008 was $15,306 and cash used in investing activities in 2007 was $5,352.  Cash provided by 2008 was primarily attributable to the decrease of a pledged deposit as a guarantee of the lease agreement for the offices in Israel.

Cash provided by financing activities was $175,000 in 2008 as compared to $29,000 in 2007. In 2008 and 2007, the Company received proceeds of $110,000 and $35,000 from Eliron Yaron for investments in the Company’s common stock. In July 2008, the Company issued 200,000 (post reverse split) shares of common stock to an investor under a Shares Purchases Agreement and received proceeds of $15,000. In addition, in 2008, the Company received proceeds of $50,000 for a note payable issued for working capital purposes.

We believe our existing cash resources plus our expected revenue will be sufficient to maintain current operations through December 31, 2009. However, if cash generated from operations is insufficient to satisfy the Company’s liquidity requirements, management may seek to restructure the liabilities of the Company and/or sell additional equity, debt securities and/or obtain a credit facility. The sale of additional equity or convertible debt securities could result in additional ownership dilution to our stockholders. The occurrence of indebtedness would result in an increase in our fixed obligations and could result in borrowing covenants that would restrict our operations. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. If financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our products or services. In addition, we may be unable to take advantage of business opportunities or respond to competitive pressures. Any of these events could have a material and adverse effect on our business, results of operations and financial condition.

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

Our continuation as a going concern, however, is dependent upon, among other things, our ability to obtain additional financing when and as needed and to generate sufficient cash flow to meet our obligations on a timely basis. No assurance can be given that we will be able to obtain such financing on acceptable terms. Our independent registered public accounting firm, in their reports on our financial statements for the year ended December 31, 2008 expressed substantial doubt about our ability to continue as a going concern. These circumstances could complicate our ability to raise additional capital. Our financial statements do not include any adjustments to the carrying amounts of our assets and liabilities that might result from the outcome of this uncertainty.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has incurred losses of $426,701 and $511,448 for the years ended December 31, 2008 and 2007, respectively, and a working capital deficiency which raises substantial doubt about the Company's ability to continue as a going concern.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 141(R), "Business Combinations (revised 2007)." SFAS No. 141(R) applies the acquisition method of accounting for business combinations established in SFAS No. 141 to all acquisitions where the acquirer gains a controlling interest, regardless of whether consideration was exchanged. Consistent with SFAS No. 141, SFAS No. 141(R) requires the acquirer to fair value the assets and liabilities of the acquiree and record goodwill on bargain purchases, with main difference the application to all acquisitions where control is achieved. SFAS No. 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The Company will adopt SFAS No. 141(R) on January 1, 2009; however, the Company does not anticipate that the adoption will have a material impact on its financial condition or results of its operations.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51." SFAS No. 160 requires companies with noncontrolling interests to disclose such interests clearly as a portion of equity but separate from the parent's equity. The noncontrolling interest's portion of net income must also be clearly presented on the income statement. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company will adopt SFAS No. 160 as of January 1, 2009; however, it does not anticipate that the adoption will have a material impact on its financial condition or results of its operations.

In February 2008, the FASB issued FASB Staff Position 157-2, "Effective Date of FASB Statement No. 157," which delays the effective date of SFAS No. 157 until January 1, 2009 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company believes the adoption of the delayed items of SFAS No. 157 will not have a material impact on its financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States (commonly referred to as the GAAP hierarchy). The statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company is currently evaluating the potential impact, if any, the adoption of SFAS No. 162 will have on its financial position, results of operations, cash flows, and disclosures.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions in this FSP. Early application of this FSP is prohibited. We have not issued any share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents.

OFF-BALANCE SHEET ARRANGEMENTS

None.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

	Payments Due By Period
Contractual Obligations :	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 years
Operating Lease Obligations	25,500	18,000	7,500	—	—
Total	25,500	18,000	7,500	—	—

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS

The financials statements of our company for the years ended December 31, 2008 and 2007 are attached hereto following the signature page commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A (T).  Controls and Procedures.

Evaluation of Effectiveness of Disclosure Controls and Procedures

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

This annual report does not include an attestation report of Shelron’s registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by Shelron’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit Shelron to provide only management's report in this annual report.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the year ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information concerning our Directors and Executive Officer:

Name	Age	Positions and Offices Held
Eliron Yaron	41	Chairman, Chief Executive Officer, Principal Financial And Accounting Officer, Director and Secretary
Issac Maizel	29	Director
Yossi Levi	29	Director

Eliron Yaron, age 41, has been the Chairman of our Board of Directors, Principal Executive Officer and Principal Financial and Accounting Officer since company's inception date in August 2001. Prior to joining us, from 1996 through 2001, he was the founder and Chief Executive Officer of Shelron Internet Ltd., a web project oriented company. Prior to that time, since 1993, he has engaged in either founding web related business or working in related technology areas. Eliron Yaron has served on the boards of Internet companies in the US and Israel, and has advised venture capital funds and investment companies on IT and Internet related investments and marketing.

Isaac Maizel, age 29, has worked since 2001 as a computer network consultant, with an expertise in large networks implementation.

Yossi Levi, age 29, worked since 2001 as an E-learning consultant, and as an internet advertising salesman.

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

EXECUTIVE OFFICERS OF OUR COMPANY

Officers are appointed to serve at the discretion of the Board of Directors. Mr. Eliron Yaron currently serves as our Chairman of the Board and sole Executive Officer.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company's Executive Officers, Directors and persons who beneficially own more than 10% of a registered class of the Company's equity securities to file with the Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Such persons are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they filed. Based solely upon a review of (i) Forms 3 and 4 and amendments thereto  furnished to the Company pursuant to Rule 16a-3(e), promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), during the Company's fiscal year ended December 31, 2008, and (ii) Forms 5 and amendments thereto and/or written representations furnished to us by any Director, officer or 10% security holder of the Company (collectively "Reporting Persons") stating that he or she was not required to file a Form 5 during the Company's fiscal year ended December 31, 2008, it has been determined that all Officers, Directors and persons who beneficially own more than 10% of a registered class of the Company's equity securities have met their reporting obligations set forth in Section 16(a) of the Exchange Act.

Potential Conflicts of Interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors. The Board of Directors has not established an audit committee and does not have an audit committee financial expert, nor has the Board established a nominating committee. The Board is of the opinion that such committees are not necessary since the Company has only three directors, and to date, such directors have been performing the functions of such committees. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with any of our executive officers or directors.

Involvement in Certain Legal Proceedings

There are no legal proceedings that have occurred within the past five years concerning our directors, or control persons which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one's participation in the securities or banking industries, or a finding of securities or commodities law violations.

ITEM 11. EXECUTIVE COMPENSATION

The Summary Compensation Table below sets forth compensation paid by the Company for the fiscal years ended December 31, 2008, 2007 and 2006 for services to its Principal Executive Officer and other Executive Officers who received a total annual salary and bonus which exceeded $100,000.

SUMMARY COMPENSATION TABLE
NAME AND		ANNUAL AND TOTAL
POSITION	YEAR	COMPENSATION
Eliron Yaron,
Chairman, Principal Executive	2008	$174,403	(1)
Officer and Principal Financial	2007	$174,460	(2)
And Accounting Officer	2006	$170,792	(3)

(1) Includes $16,035 of compensation paid by the Company's subsidiary in Israel.
(2) Includes $18,449 of compensation paid by the Company's subsidiary in Israel.
(3)  Includes $17,149 of compensation paid by the Company's subsidiary in Israel.

Mr. Yaron did not receive a bonus or any type of other compensation, not mentioned above, for the three years presented.

OPTION GRANTS IN 2008

None of the Named Executive Directors were granted any options during the year ended December 31, 2008.

AGGREGATE OPTIONS EXERCISED IN 2008 AND 2008 YEAR END VALUES

Not applicable.

EQUITY COMPENSATION PLAN INFORMATION

Not applicable.

EXECUTIVE EMPLOYMENT

In March 2005, we entered into a Consulting Agreement ("Consulting Agreement") with Hull Services Inc. ("Hull"), a company wholly-owned and controlled by Eliron Yaron, the Chairman of the Board of Directors and the Principal Executive Officer of the Company. Pursuant to the terms of this Consulting Agreement, we pay to Hull $156,000 per annum in installments of $3,000 per week for Mr. Yaron’s services, in addition to reimbursing all reasonable expenses incurred in connection with services rendered on behalf of our Company. The compensation accrues and is paid when funds for such payments are available. As of December 31, 2008, accrued and outstanding fees to Hull are $188,620. The Consulting Agreement continues in effect through March 2009 and contains certain customary confidentiality and non-compete provisions. The Consulting Agreement is renewed automatically for successive one year periods until either party gives the other a 180-day prior written notice of its intent to terminate the Consulting Agreement. As of December 31, 2008, no prior written notice with the intent to terminate the Consulting Agreement was provided. Therefore, the Consulting Agreement has been automatically extended until March 2010.

As a result of a decline in the operations of Postronics, effective October 2008, Hull, Mr. Yaron and Positronic agreed that Shelron Inc would pay Hull all Israeli compensation (approximately $750 per month) previously paid by Positronic to Mr. Yaron.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of March 26, 2009, concerning all persons known by us to own beneficially more than 5% of our Common Stock and concerning shares beneficially owned by each Director and named Executive Officer and by all Directors and Executive Officers as a group. Unless expressly indicated otherwise, each stockholder exercises sole voting and investment power with respect to the shares beneficially owned.

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

The address of each Executive Officer and Director is 22a Raul Wallenberg Street, Tel - Aviv, Israel. We have calculated the percentages of shares beneficially owned based on 17,447,492 shares of Common Stock outstanding at March 26, 2009 (post reverse split).

Name and Address of Beneficial Owner
	Shares of Common Stock Stock	Percentage Ownership of Shares of Common Stock (1)	Preferred Shares of (2)	Voting Power of Shares of Preferred Stock
Executive Officers and
Directors
Eliron Yaron	1,367,953	7.84%	1,000,000	52%
	(post reverse
	split)
Issac Maizel	0		0
Yossi Levi	0		0
All Executive Officers	1,367,953	7.84%	1,000,000	52%
and Directors as a group	(post reverse
(3 persons)	split)
5% Stockholders
Joseph Corso (3)	3,560,000	20.4%	0	*
All Executive Officers,	4,927,953	28.24%	1,000,000	52%
Directors and 5%	(post reverse
Stockholders as a group	split)
(2 persons)
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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

In March 2005, we entered into a Consulting Agreement ("Consulting Agreement") with Hull Services Inc. ("Hull"), a company wholly-owned and controlled by Eliron Yaron, the Chairman of the Board of Directors and the Principal Executive Officer of the Company. Pursuant to the terms of this Consulting Agreement, we pay to Hull $156,000 per annum in installments of $3,000 per week for Mr. Yaron’s services, in addition to reimbursing all reasonable expenses incurred in connection with services rendered on behalf of our Company. The compensation accrues and is paid when funds for such payments are available. As of December 31, 2008, accrued and outstanding fees to Hull are $188,620. The Consulting Agreement continues in effect through March 2009 and contains certain customary confidentiality and non-compete provisions. The Consulting Agreement is renewed automatically for successive one year periods until either party gives the other a 180-day prior written notice of its intent to terminate the Consulting Agreement. As of December 31, 2008, no prior written notice with the intent to terminate the Consulting Agreement was provided. Therefore, the Consulting Agreement has been automatically extended until March 2010.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

From July 17, 2006 and through the subsequent periods for fiscal year ended December 31, 2008, our principal independent auditor was Rotenberg Meril Solomon Bertiger & Guttilla, P.C. ("RMSBG"). The following are the services provided and the amount billed:

AUDIT FEES

The aggregate fees billed or to be billed by RMSBG for professional services rendered for the audit of the Company's annual consolidated financial statements for the fiscal year ended December 31, 2008 and 2007 and for the review of the consolidated financial statements included in the Company's Quarterly Reports on Form 10-Q for the three, six and nine month periods ended March 31, 2008 and 2007, June 30, 2008 and 2007 and September 30, 2008 and 2007 were $36,000 and $49,800, respectively.

AUDIT RELATED FEES

Other than the fees described under the caption "Audit Fees" above, RMSBG did not bill any fees for services rendered to us during fiscal years 2008 and 2007 for assurance and related services in connection with the audit or review of our consolidated financial statements.

TAX FEES

Fees billed by RMSBG for tax services rendered during the fiscal years ended December 31, 2008 and 2007 were approximately $1,000 and $1,500, respectively.

ALL OTHER FEES

There were no fees billed by RMSBG for other professional services rendered during the periods for fiscal years ended December 31, 2008 and 2007, respectively.

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

PART IV

Item 15.  Exhibits. Financial Statement Schedules.

Exhibit Number    Description

3.1	Certificate of Incorporation of the Company. (1)

3.2	Bylaws of the Company. (1)

3.3	Certificate of Amendment of Certificate of Incorporation.

4.1	Certificate of Designation of the Company.(2)

10.1	Stock Purchase Agreement. (3)

10.2	Debentures dated October 31, 2001. (2)

10.3	Subscription Agreement dated as of January 4, 2005 between the Company and Joseph Corso. (5)

10.4	Financial Advisory Agreement dated as of January 4, 2005between the Company and Joseph Corso. (5)

10.5	Consulting Agreement dated as of March 1, 2005 between theCompany and Hull Services, Inc. (5)

10.6	Letter Agreement, dated April 24, 2006, by and between JosephCorso and Shelron Group, Inc. (6)

10.7	Extension letter, dated May 10, 2005, by Joseph Corso (6)

10.8	Extension letter, dated June 7, 2005, by Joseph Corso (6)

14	Code of Ethics. (4)

31	Certification of Principal Executive Officer and PrincipalFinancial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and PrincipalFinancial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

SHELRON GROUP, INC.

Dated: March 31, 2009	By:	/s/ Eliron Yaron
Eliron Yaron
Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Company and in the capacities and on the date indicated.

Signature	Capacity	Date
/s/ Eliron Yaron	Chairman and Director	March 31, 2009

Eliron Yaron
Issac Maizel	Director	March 31, 2009
Yossi Levi	Director	March 31, 2009

.

SHELRON GROUP INC. AND SUBSIDIARY

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2008 and 2007	F-3
Consolidated Statements of Operations for the years ended
December 31, 2008 and 2007	F-4
Consolidated Statements of Stockholders' (Deficiency) Equity
for the years ended December 31, 2008 and 2007	F-5
Consolidated Statements of Cash Flows for the years ended
December 31, 2008 and 2007	F-6
Notes to Consolidated Financial Statements	F-7 - F-17

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and Stockholders of
Shelron Group, Inc.

We have audited the accompanying consolidated balance sheets of Shelron Group, Inc. and Subsidiary (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ (deficiency) equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2008 and 2007 and the results of its consolidated operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying 2008 consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company’s recurring losses from operations, stockholders' deficiency and working capital deficiency raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rotenberg Meril Solomon Bertiger & Guttilla, P.C.
Saddle Brook, New Jersey
March 27, 2009

SHELRON GROUP INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,	December 31,
	2008	2007

Current Assets:
Cash	$50,183	$131,798
Accounts receivable	3,324	19,741
Other current assets	20,480	21,007
Total Current Assets	73,987	172,546
Property and Equipment, net of accumulated depreciation
of $210,051 and $174,699, respectively	14,414	47,792
Intangible assets, net of amortization of $14,000 and
$10,000, respectively	126,000	30,000
Other asset	8,178	23,484
Deferred tax asset, net of valuation allowance of $1,763,000 and
$1,619,000, respectively	--	--
Total Assets	$222,579	$273,822

LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$59,134	$105,487
Due to stockholders	233,496	114,685
Convertible note payable	50,000	--
Note payable	100,000	--

Total Current Liabilities	442,630	220,172

Liability for common stock to be issued to officer	110,000	35,000

Total Liabilities	552,630	255,172

Commitment
Stockholders' (Deficiency) Equity (post reverse split):
Series A convertible preferred stock, $.001 par value, Authorized
1,000,000 shares, Issued and outstanding 1,000,000 shares	1,000	1,000
Common stock, par value $.001 per share
Authorized 20,000,000 shares;
Issued and outstanding 17,447,492 and
16,427,546 shares, respectively	17,447	16,428
Additional paid-in capital	5,500,686	5,423,705
Accumulated deficit	(5,849,184)	(5,422,483)

Total Stockholders' (Deficiency) Equity	(330,051)	18,650

Total Liabilities and
Stockholders' (Deficiency) Equity	$222,579	$273,822

The accompanying notes to these consolidated financial statements are an integral part of these statements.

SHELRON GROUP INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,

	2008	2007

Revenues	$45,265	$329,244

Operating Expenses:
Consulting fees	83,428	87,599
Research and development	--	5,142
Employment compensation	174,403	174,460
Professional fees	48,051	78,204
Marketing and advertising	33,521	282,721
Office and general expenses	61,865	100,856
Rent	28,244	69,641
Depreciation and amortization	38,582	39,087
Bank charges	4,076	4,697

Total Operating Expenses	472,170	842,407

Loss from operations	(426,905)	(513,163)

Other Income (Expense):
Interest expense	(389)	(3,223)
Interest income	593	4,938

Total Other Income (expense)	204	1,715

Net loss	$(426,701)	$(511,448)

Basic and diluted net loss per share	$(0.03)	$(0.03)

Weighted average number of
shares outstanding - basic and diluted (post reverse split)	16,884,259	16,419,267

The accompanying notes to these consolidated financial statements are an integral part of these statements.

SHELRON GROUP INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIENCY) EQUITY

(all Common stock figures are post reverse split)

	Preferred Stock		Common Stock
	Number of Shares	Amount	Price Per Share	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Stockholders' (Deficiency) Equity
Balance at December 31, 2006	1,000,000	$1,000	—	16,391,575	$16,392	$5,410,240	$(4,911,035)	$516,597

Issuance of common stock for consulting fees and services	—	—	—	35,971	36	13,465	—	13,501

Net loss	—	—	—	—	—	—	(511,448)	(511,448)

Balance at December 31, 2007	1,000,000	$1,000	—	16,427,546	$16,428	$5,423,705	$(5,422,483)	$18,650

Issuance of common stock for capital contributions	—	—	—	433,333	433	49,567	—	50,000

Issuance of common stock for consulting fees and services	—	—	—	586,613	586	27,414	—	28,000

Net loss	—	—	—	—	—	—	(426,701)	(426,701)

Balance at December 31, 2008	1,000,000	$1,000	—	17,447,492	$17,447	$5,500,686	$(5,849,184)	$(330,051)

The accompanying notes to these consolidated financial statements are an integral part of these statements.

SHELRON GROUP INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(426,701)	$(511,448)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	38,582	39,087
Common stock issued for consulting fees and services	28,000	—
Changes in operating assets and liabilities:
Decrease in accounts receivable	16,417	326,792
Decrease in other current assets	527	3,812
Decrease in accounts payable and accrued expenses	(47,557)	(133,796)
Increase in due to stockholder	118,811	94,620

Net cash used in operating activities	(271,921)	(180,933)

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease (increase) of security deposit	15,306	(5,352)

Net cash provided by (used in) investing activities	15,306	(5,352)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	15,000	—
Decrease in stock subscriptions payable	—	(6,000)
Cash received from officer for common stock to be issued	110,000	35,000
Proceeds from notes payable	50,000	—

Net cash provided by financing activities	175,000	29,000

Net decrease in cash	(81,615)	(157,285)
Cash at the beginning of year	131,798	289,083

Cash at the end of year	$50,183	$131,798

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock for accrued consulting fees	$—	$13,501

Acquisition of software license financed by the issuance of a note	$100,000	—

The accompanying notes to these consolidated financial statements are an integral part of these statements.

SHELRON GROUP INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE 1 - THE COMPANY AND ITS OPERATIONS

In this report, the terms "we," "us" and the "Company" refer to Shelron Group, Inc. and its predecessors and subsidiary, unless the context indicates otherwise.

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

On November 9, 2001, B-Park, pursuant to a stock purchase agreement, acquired 9,000,000 shares of Common Stock of TTTTickets from the controlling stockholder for $20,000 which is included in other operating expenses for the period ended December 31, 2001 on the accompanying consolidated statement of operations. TTTTickets formed a wholly owned subsidiary, TTTTickets Acquisition Corp., a Delaware corporation ("Acquisition Corp."). Subsequently, pursuant to an Agreement of Merger dated November 9, 2001 (the "Merger Agreement"), B-Park was merged into Acquisition Corp. and Acquisition Corp. became the surviving corporation. The transaction was effected by the Stockholders of B-Park exchanging all of the outstanding shares of B-Park for 9,000,000 shares of Common Stock of TTTTickets. Simultaneously with the closing of the Merger Agreement, the sole Director of TTTTickets resigned and the Director of B-Park was appointed the sole member of the Board of Directors of TTTTickets. The Stock Purchase agreement and subsequent Merger Agreement effected a change in control. Since TTTTickets was essentially a shell corporation and since the stockholder of B-Park became a controlling stockholder and the Sole Director (the "Director"); these transactions were accounted for as a capital transaction accompanied by a recapitalization. The accounting was similar to a "reverse acquisition" except that no goodwill was recorded with B-Park being the accounting acquirer for financial statement purposes. Accordingly, the consolidated financial statements include the historical results of operations of B-Park for the period from its inception to December 31, 2002, and for TTTTickets subsequent to the November 9, 2001 transaction date.

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

On October 20, 2008, the Company also effected a one to twenty-five reverse stock split of its shares of common stock, par value $0.001.  All share figures and results in the consolidated financial statements are reflected on a post reverse split basis.

SHELRON GROUP INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

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

The accompanying consolidated financial statements include the accounts of Shelron and its wholly owned subsidiary (collectively, the "Company"). All significant inter company transactions have been eliminated.

Reclassifications
Certain reclassifications have been made to prior year statements to conform to the current year presentation. These reclassifications have no impact on period reported net income or cash flow.

Development Stage Activities and Operations
From inception through the fourth quarter of 2007, the Company was in the development stage and has had insignificant revenues.  Statement of Financial Accounting Standard ("SFAS") No. 7 defines a development stage activity as one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.  In the fourth quarter of 2007, management determined that the Company was no longer in the development stage as the Company generated significant revenues.

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

Functional Currency
The majority of Company’s sales are in United States dollars. In addition, the majority of the Company’s investing and financing activities are in United States dollars. Accordingly, the Company has determined the United States dollar as the currency of its primary economic environment and thus, its functional and reporting currency. Non-dollar transactions and balances have been measured in United States dollars in accordance with SFAS No. 52 “Foreign Currency Translation.”  All transaction gains and losses from the measurement of monetary balance sheet items denominated in non-dollar currencies are reflected in the statement of operations as financial income or expenses, as appropriate.

Cash
The Company maintains cash in bank accounts which may, at times, exceed federally insured limits. The Company has not experienced any loss on these accounts.

SHELRON GROUP INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments
Substantially all of the Company's financial instruments, consisting primarily of cash equivalents, accounts receivable, accounts payable and accrued expenses, other current liabilities and convertible debentures, are carried at, or approximate, fair value because of their short-term nature or because they carry market rates of interest.

Accounts Receivable
Accounts receivable are reported at their outstanding unpaid principal balances reduced by an allowance for doubtful accounts. The Company estimates doubtful accounts based on historical bad debts, factors related to specific customers' ability to pay, and current economic trends. The Company writes off accounts receivable against the allowance when a balance is determined to be uncollectible.  At December 31, 2008 and 2007, management considered accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts was provided for.

Property and Equipment
Depreciation of property and equipment is provided for by the straight-line method over the estimated useful lives of the related assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

Intangible Assets
Intangible assets are carried at cost less accumulated amortization. Amortization is computed on the straight-line method over the estimated useful lives of the assets. We periodically review the carrying value of our intangible assets to determine whether impairment may exist under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. We consider relevant cash flow and profitability information, including estimated future operating results, trends and other available information, in assessing whether the carrying value of the intangible assets can be recovered. If it is determined that the carrying value of the intangible assets will not be recovered from the undiscounted future cash flows, the carrying value of the assets would be considered impaired. An impairment charge is measured as any deficiency in the amount of estimated fair value of the intangible assets over carrying value.

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

SHELRON GROUP INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

When the above stated revenue recognition criteria are not met, the Company records deferred revenue.

Research and Development
Costs incurred in connection with the research and development of the Company's products are expensed as incurred.

Marketing and Advertising
Marketing and advertising costs are expensed as incurred.

Income Taxes
The Company uses the liability method to determine its income tax. This method requires the establishment of a deferred tax asset or liability for the recognition of future deductible or taxable amounts and operating loss carry forwards. Deferred tax expense or benefit is recognized as a result of the changes in the assets and liabilities during the year. Valuation allowances are established when necessary to reduce a deferred tax asset, if it is more likely than not that all or a portion of it will not be realized.

In June 2006, the FASB issued FASB Interpretation No. 48 (“ FIN 48 ”) “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109”) which became effective in 2007. This interpretation was issued to clarify the accounting for uncertainty in the amount of income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by the taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The provisions of FIN 48 were adopted by the Company on January 1, 2007 and had no effect on the Company's financial statements upon adoption. The Company also evaluated its tax positions as of December 31, 2008 and 2007 and reached the same conclusion.

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

	2008	2007

Series A convertible preferred stock	1,000,000	1,000,000
Convertible note payable	448,437	—

Stock-based Compensation
The Company accounts for stock-based compensation in accordance with SFAS No. 123(R), “Share-Based Payment.” Under SFAS No. 123(R), an entity is required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized on a straight-line basis over the period during which an employee is required to provide service in exchange for the award.

SHELRON GROUP INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Equity instruments issued to non-employees are recorded at their fair values as determined in accordance with SFAS No. 123 and Emerging Issues Task Force 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods and Services.”

Fair Value Measurements
Effective January 1, 2008, the Company adopted SFAS 157, “Fair Value Measurements,” for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis. SFAS 157 establishes a new framework for measuring fair value and expands related disclosures. Broadly, the SFAS 157 framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. SFAS 157 establishes market or observable inputs as the preferred source of values, followed by unobservable inputs or assumptions based on hypothetical transactions in the absence of market inputs.

· Level 1, is defined as observable inputs being quoted prices in active markets for identical assets;

· Level 2, is defined as observable inputs including quoted prices for similar assets; and

· Level 3, is defined as unobservable inputs in which little or no market data exists, therefore requiring assumptions based on the best information available.

The adoption of SFAS 157 did not any impact on the Company's financial position or results of operations.

Going Concern
The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has incurred losses of $426,701 and $511,448 for the years ended December 31, 2008 and 2007, and a working capital deficiency which raises substantial doubt about the Company's ability to continue as a going concern.

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

SHELRON GROUP INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 141(R), "Business Combinations (revised 2007)." SFAS No. 141(R) applies the acquisition method of accounting for business combinations established in SFAS No. 141 to all acquisitions where the acquirer gains a controlling interest, regardless of whether consideration was exchanged. Consistent with SFAS No. 141, SFAS No. 141(R) requires the acquirer to fair value the assets and liabilities of the acquiree and record goodwill on bargain purchases, with main difference the application to all acquisitions where control is achieved. SFAS No. 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The Company will adopt SFAS No. 141(R) on January 1, 2009; however, the Company does not anticipate that the adoption will have a material impact on its financial condition or results of its operations.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51." SFAS No. 160 requires companies with noncontrolling interests to disclose such interests clearly as a portion of equity but separate from the parent's equity. The noncontrolling interest's portion of net income must also be clearly presented on the income statement. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company will adopt SFAS No. 160 as of January 1, 2009; however, it does not anticipate that the adoption will have a material impact on its financial condition or results of its operations.

In February 2008, the FASB issued FASB Staff Position 157-2, "Effective Date of FASB Statement No. 157," which delays the effective date of SFAS No. 157 until January 1, 2009 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company believes the adoption of the delayed items of SFAS No. 157 will not have a material impact on its financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States (commonly referred to as the GAAP hierarchy). The statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company is currently evaluating the potential impact, if any, the adoption of SFAS No. 162 will have on its financial position, results of operations, cash flows, and disclosures.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions in this FSP. Early application of this FSP is prohibited. We have not issued any share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents.

SHELRON GROUP INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE 3 - PROPERTY AND EQUIPMENT
Property and equipment, at cost, at December 31, 2008 and 2007 consists of: December 31,

	2008	2007	useful life
Software	$150,000	$150,000	5 years
Office Equipment	25,842	24,725	3-7 years
Computer Equipment	25,045	24,360	3 years
Furniture and fixtures	23,578	23,406	5-10 years

	224,465	222,491
Less - accumulated depreciation and amortization
	210,051	174,699

	$14,414	$47,792

Depreciation and amortization amounted to $38,582 and $39,087 for the years ended December 31, 2008 and 2007, respectively.

NOTE 4 - INTANGIBLE ASSETS

On April 18, 2005, the Company entered into an agreement with Infospace, Inc. to purchase the rights, title and interest of Infospace, Inc. in the U.S. and foreign trademarks, trade names and service marks for "ActiveShopper" and the domain names activeshopper.com, activeshopper.org, active-shop.com, active-shopper.com, active-shopper.net and active-shopper.org. The Company made a one-time payment of $40,000.  The asset is being amortized on a straight-line basis over a period of ten years.

On December 30, 2008, the Company entered into a license agreement that grants the Company a non-exclusive, perpetual, worldwide right and license to make, have made and utilize software, trademarks and domain names for the sum of $100,000. The asset is being amortized on a straight-line basis over a period of fifteen years.

Amortization totaled $4,000 and $4,000 for the years ended December 31, 2008 and 2007, respectively.  Amortization for the next five years and thereafter is expected to be as follows:  $10,667 for the years 2009 through 2013 and $72,665 thereafter.

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

SHELRON GROUP INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE 5 - DUE TO STOCKHOLDERS AND RELATED PARTIES (Continued)

For each of the years ended December 31, 2008 and 2007, consulting services totaled $158,368 and $156,000, respectively.  Such amounts are reflected on the statements of operations as employment compensation.  At December 31, 2008 and 2007, the Company owed Hull $188,620 and $83,615, respectively.

Eliron Yaron
Mr. Yaron is the Company's Principal Executive Officer/Principal Financial and Accounting Officer.  At December 31, 2008 and 2007, Mr. Yaron was owed $44,876 and $31,070, respectively.

Issuance of shares of Common Stock to officer
In 2008, the Company received proceeds totaling $110,000 from Mr. Yaron for shares of Common Stock to be issued in 2009. In May 2008, the Company issued 233,333 (post reverse split) shares of its Common Stock to Eliron Yaron at $0.15 per share for gross proceeds of $35,000.  The proceeds were received by the Company in December 2007.  As the shares were not issued until May 2008, such proceeds were not included in stockholders' equity as of December 31, 2007.

NOTE 6 – NOTES PAYABLE

Convertible Note
On October 2, 2008, the Company received proceeds of $50,000 for a unsecured convertible note payable issued for working capital purposes.  The note bears interest at 6% per annum and matures on April 18, 2009.  The note holder has the option to convert the note and related accrued interest into share of the Company’s Common Stock ($.001 par value) at equal or lower of (a) 20% below the average of the closing price of the Common Stock for the five trading days prior to the date of the agreement and (b) the average closing price of the Common Stock for the five trading days prior to the date of the conversion notice.  The option expires on April 18, 2009.

Note Payable
On December 30, 2008, the Company issued a note payable for $100,000 in order to acquire a license to utilize software, trademarks and domain names.  The note bears interest at 4% per annum and matures on December 30, 2009.

NOTE 7 - STOCKHOLDERS' (DEFICENCY) EQUITY

Convertible Preferred Stock
On November 8, 2001, the Company filed a Certificate of Designation with the State of Delaware authorizing the issuance of one series of Preferred Stock (the "Series A Preferred Stock") consisting of 1,000,000 (post reverse split) shares. All 1,000,000 (post reverse split) shares of Series A Preferred Stock were issued to Hull. The holder of the Series A Preferred Stock is entitled to vote along with the holders of Common Stock as one class on all matters for which the Stockholders of the Company shall vote. The holder of Series A Preferred Stock is entitled to a vote representing 52% of the total shares entitled to vote by all holders of the then outstanding shares of Common Stock and Series A Preferred Stock combined. Each share of the Series A Preferred Stock is convertible at the option of the holder into one share of Common Stock upon not less than 15 days and not more than 30 days notice to the Company. In addition, if all or substantially all of the Company's assets or all of the outstanding shares of the Company are sold, the shares of Series A Preferred Stock automatically convert to Common Stock.

SHELRON GROUP INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE 7 - STOCKHOLDERS' EQUITY (Continued)

Issuance of shares of Common Stock
In May 2008, the Company issued 233,333 (post reverse split) shares of its common stock to Eliron Yaron at $0.15 per share for gross proceeds of $35,000.  The proceeds were received by the Company in December 2007.

On July 1, 2008, the Company issued 200,000 (post reverse split) shares of common stock to an investor under a Shares Purchases Agreement for proceeds totaling $15,000.

Issuance of shares of Common Stock for services received
During the year ended December 31, 2008, the Company issued 586,613 (post reverse split) shares of its Common Stock to three service providers in consideration of services rendered totaling $28,000.

During the year ended December 31, 2007, the Company issued 35,971 (post reverse split) shares of its Common Stock to one service provider in consideration of services rendered totaling $13,501.

Subsequent to December 31, 2008, the Company issued 50,000 (post reverse split) shares of Common Stock to one service provider in consideration of services rendered totaling $1,250.

NOTE 8 – STOCK BASED COMPENSATION

The Company did not grant any options in 2008 or 2007.

SHELRON GROUP INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE 9 – REVENUE AND MAJOR CUSTOMERS

During the years ended December 31, 2008 and 2007, revenues in the amount of $45,265 and $329,244 were generated from the implementation of partnership agreements according to which traffic is directed to merchants' websites through ActiveShopper.

During the year ended December 31, 2008, revenues generated from two customers accounted for approximately 96% of total revenues, of which one customer accounted for approximately 95% of total revenues.  These customers comprise approximately 57% of the Company's accounts receivables at December 31, 2008, of which one customer accounted for approximately 51% of accounts receivable.

During the year ended December 31, 2007, revenues generated from two customers accounted for approximately 97% of total revenues, of which one customer accounted for approximately 94% of total revenues.  These customers comprise approximately 85% of the Company's accounts receivables at December 31, 2007, of which one customer accounted for approximately 84% of accounts receivable.

Revenues were earned in the following countries:

	2008	2007
United States	$44,223	$317,234
United Kingdom	243	10,868
Others	799	1,142

Total	$45,265	$329,244

NOTE 10 - INCOME TAXES

The Company files its tax returns in the United States while its subsidiary files tax returns in Israel.

The deferred income tax assets at December 31, 2008 and 2007 relate to temporary differences between the financial statement carrying amounts and their tax basis.  Assets that give rise to the deferred tax assets are as follows at December 31:

	2008	2007
Net operating loss carry forwards	$1,763,000	$1,619,000
Valuation allowance	(1,763,000)	(1,619,000)

Net income tax assets	$-	$-

A valuation allowance has been established equal to the full amount of the deferred tax assets as the Company is not assured at December 31, 2008 and 2007 that it is more likely than not that these benefits will be realized.

The change in valuation allowance for the years ended December 31, 2008 and 2007 was an increase of $144,000 and $22,000, respectively, due to increases in net operating loss carry forwards.

SHELRON GROUP INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE 10 - INCOME TAXES (Continued)

At December 31, 2008, the Company has unused United States federal net operating loss carry forwards of approximately $5,849,184 expiring between 2021 and 2028 and unused Israel net operating loss carry forwards of approximately $96,000. The Israeli net operating loss carryforwards do not expire.

The provisions of FIN 48 were adopted by the Company on January 1, 2007 and had no effect on the Company's financial position, cash flows or results of operations upon adoption, as the Company did not have any unrecognized tax benefits. The Company also evaluated its tax positions as of December 31, 2008 and 2007 and reached the same conclusion.

The Company does not currently expect any significant changes to unrecognized tax benefits during the fiscal year ended December 31, 2009. The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2008 and 2007, the Company had no accrued interest or penalties. In certain cases, the Company's uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. The Company files U.S. and state income tax returns in jurisdictions with varying statutes of limitations. The 2005 through 2008 tax years generally remain subject to examination by federal and most state tax authorities.

NOTE 11 -  COMMITMENT

On May 31, 2008, the Company renewed its lease agreement for an approximately 77 square meters of office space at 22 a Raul Wallenberg Street, Tel Aviv, Israel from an unaffiliated party for approximately $1,500 per month in addition to certain occupancy and office maintenance costs.   The lease expires in May 2010, with an extension option for one more year.

Future minimum lease payments for the office in Israel are as follows:

2009	$18,000
2010	7,500

Total	$25,500
Rent expense for the years ended December 31, 2008 and 2007 totaled $28,244 and $69,641, respectively.