Form 10-Q
period 2009-03-31
SHELRON GROUP INC
filed 2009-05-15
CIK 1125903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended:
March 31, 2009

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
As of May 1, 2009, there were 17,497,500 shares of common stock outstanding.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.                                                                                                                                                    ☐        < font style="DISPLAY: inline; FONT-SIZE: 10pt">Yes        ☐        No

 (Former name, former address and former fiscal year, if changed since last report)
———————

SHELRON GROUP, INC. AND SUBSIDIARY
Table of Contents

Page
Part I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Condensed Consolidated Balance Sheets as of March 31, 2009 (Unaudited) and December 31, 2008, (Audited)	2

Condensed Consolidated Statements of Operations for the three months ended
March 31, 2009 and 2008, (Unaudited)	3

Condensed Consolidated Statements of Cash Flows for the three months ended
March 31, 2009 and 2008, (Unaudited)	4

Notes to Condensed Consolidated Financial Statements	5

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations	8

Item 3. Quantitative and Qualitative Disclosures About Market Risk	10

Item 4(T). Controls and Procedures	10

Part II. OTHER INFORMATION	12

Item 1. Legal Proceedings	12

Item 1A. Risk Factors	12

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3. Defaults upon Senior Securities	12

Item 4. Submission of Matters to a Vote of Security Holders	12

Item 5. Other Information	12

Item 6. Exhibits	12

Signatures	13

Certifications

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

SHELRON GROUP INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS

	March 31, 2009	December 31, 2008
	(unaudited)	(audited)
Current Assets :

Cash	$2,889	$50,183
Accounts receivable	3,524	3,324
Other current assets	37,979	20,480

Total Current Assets	44,392	73,987

Property and Equipment, net of accumulated depreciation of $217,498 and
$ 210,051, respectively	5,763	14,414

Intangible assets, net of amortization of $15,000 and $14,000, respectively	125,000	126,000

Other asset	7,426	8,178

Deferred tax asset, net of valuation allowance of $1,784,000 and
$ 1,763,000, respectively	-	-

Total Assets	$182,581	$222,579

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:

Accounts payable and accrued expenses	$71,213	$59,134
Due to stockholders	235,971	233,496
Convertible note payable	50,000	50,000
Note payable	100,000	100,000

Total Current Liabilities	457,184	442,630

Liability for common stock to be issued to officer	118,500	110,000
Total Liabilities	575,684	552,630
Commitment
Stockholders’ Deficiency (post reverse split):

Series A convertible preferred stock $.001 par value per share,
Authorized 1,000,000 shares,
Issued and outstanding 1,000,000 shares	1,000	1,000
Common stock, $.001 par value per share
Authorized 500,000,000 shares;
Issued and outstanding 17,497,500 shares and
17,447,492 shares, respectively	17,497	17,447
Additional paid-in capital	5,501,886	5,500,686
Accumulated deficit	(5,913,486)	(5,849,184)

Total Stockholders’ Deficiency	(393,103)	(330,051)

Total Liabilities and Stockholders’ Deficiency	$182,581	$222,579

 The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

SHELRON GROUP INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months
	ended March 31,
	2009	2008

Revenues	$211	$37,120

Operating Expenses:

Consulting fees	10,839	18,539
Employment compensation	43,021	43,507
Professional fees	10,616	13,489
Marketing and advertising	(26,654)	42,875
Office and general expenses	10,762	18,900
Rent	5,480	18,057
Depreciation and amortization	9,142	9,770
Bank Charges	930	230

Total Operating Expenses	64,136	165,367

Loss from operations	(63,925)	(128,247)

Other Income (Expense):
Interest expense	(2,500)	(3,011)
Interest income	-	358
Foreign exchange	2,123	(1,126)

Total Other Income (Expense)	(377)	(3,779)

Net loss	$(64,302)	$(132,026)

Basic and diluted net loss per share	$0.00	$(0.01)

Weighted average number of
shares outstanding - basic
and diluted	17,493,048	16,433,080

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

SHELRON GROUP INC. AND SUBSIDIARY
  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended March 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(64,302)	$(132,026)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,142	9,770
Common stock issued for consulting fees and services	1,250	625
Changes in operating assets and liabilities:
Increase in accounts receivable	(200)	(19,520)
Increase in other current assets	(17,500)	(15,761)
Increase in accounts payable and accrued expenses	12,589	3,912
Increase in due to stockholders	2,475	39,453

Net cash used in operating activities	(56,546)	(113,547)

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease (increase) in security deposit	752	(123)

Net cash provided by (used in) investing activities	752	(123)

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash received from officer for common stock to be issued	8,500	10,000

Net cash provided by financing activities	8,500	10,000

Net decrease in cash	(47,294)	(103,670)
Cash at the beginning of period	50,183	131,798

Cash at the end of period	$2,889	$28,128

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES:

Interest Paid	$-	$-

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

The Company was formed to develop e-commerce advertising and comparative shopping software products and services. The Company released its initial product, ActiveShopper, in August 2004. ActiveShopper is a free software download that automatically scans, locates and compares prices for an item that a consumer selects at an e-commerce site and is designed to assist consumers to make informed purchase decisions by enabling them to find the items they are looking for, compare products, prices and stores, and buy from among thousands of online merchants.

On October 20, 2008, the Company also effected a one to twenty-five reverse stock split of its shares of common stock, par value $0.001.  All share figures and results in the consolidated financial statements are reflected on a post reverse split basis.

At the present time, the Company does not intend to actively promote its current Activeshopper product but will instead explore new opportunities in the media/internet/high-tech fields.

On December 30, 2008, the Company entered into a license agreement that grants the Company a non-exclusive, perpetual, worldwide right and license to make, have made and utilize software, trademarks and domain names.

The Company licensed software to run a website, from an existing furniture brand, and will share revenues with the brand.  The Company’s version of the site has not yet begun operations.  The Company anticipates that once the site is operational, the added revenue stream will increase the cash flow of the Company.  Additionally, the Company intends to advertise the new site with affiliated networks and search engines.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated interim financial statements reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods presented. The condensed consolidated financial statements are unaudited and are subject to such year-end adjustments as may be considered appropriate and should be read in conjunction with the historical consolidated financial statements of the Company for the years ended December 31, 2008 and 2007 included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The December 31, 2008 consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

These condensed consolidated interim financial statements have been prepared in accordance with US Generally Accepted Accounting Principles ("US GAAP") and under the same accounting principles as the financial statements included in the Annual Report on Form 10-K. Certain information and footnote disclosures related thereto normally included in the financial statements prepared in accordance with US GAAP have been omitted in accordance with Rule 8.03 of Regulation S-X.

Consolidation
The accompanying condensed consolidated financial statements include the accounts of Shelron Group Inc. and its wholly-owned subsidiary. All significant inter-company transactions have been eliminated.

Use of Estimates
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

Earnings Per Share
Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share give effect to dilutive convertible securities, options, warrants and other potential common stock outstanding during the period; only in periods in which such effect is dilutive. The following securities have been excluded from the calculation of net loss per share, as their effect would be antidilutive:

	March 31,	December 31,
	2009	2008
	(Unaudited)
Series A convertible preferred stock	1,000,000	1,000,000
Convertible note payable	1,653,329	826,665

Going Concern
The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred continuing net losses, and has a working capital deficiency of approximately $413,000 and an accumulated deficit of approximately $5,913,000 which raises substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 3 - INTANGIBLE ASSETS

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

On December 30, 2008, the Company entered into a license agreement that grants the Company a non-exclusive, perpetual, worldwide right and license to make, have made and utilize software, trademarks and domain names for the sum of $100,000.  The asset will be amortized on a straight-line basis over a period of fifteen years.  This asset will be amortized only after the license has been implemented.  As of March 31, 2009, the license has not been implemented.

Amortization expense totaled $1,000 for the three months ended March 31, 2009 and 2008.

NOTE 4 - DUE TO STOCKHOLDERS AND RELATED PARTIES

Hull Services, Inc. ("Hull")
The Company is controlled by Hull, a company wholly-owned by the Company's Principal Executive Officer/Principal Financial and Accounting officer. In March 2005, the Company entered into a consulting agreement with Hull. Pursuant to the terms of the agreement, Hull receives consulting fees totaling $156,000 per annum in installments of $3,000 per week. Due to Stockholders includes accrued but unpaid consulting fees as well as other loans payable made by Hull.

For the three month period ended March 31, 2009 and 2008, consulting services totaled $43,021 and $43,507, respectively. Such amounts are reflected on the statements of operations as employment compensation. As of March 31, 2009 and December 31, 2008, the Company owed Hull $193,708 and $188,620, respectively.

Eliron Yaron
Mr. Yaron is the Company's Principal Executive Officer/Principal Financial and Accounting Officer. At March 31, 2009 and December 31, 2008, Mr. Yaron was owed $42,263, and $44,876, respectively.

As of March 31, 2009, the Company received proceeds totaling $118,500 from Mr. Yaron for shares of Common Stock to be issued in 2009.  The proceeds were received by the Company from February 2008 through March 2009.  As the shares were not issued as of March 31, 2009, the proceeds were not included in stockholders’ deficiency but classified as a liability for common stock to be issued to officer.

NOTE 6 - NOTES PAYABLE

Convertible Note
On October 2, 2008, the Company received proceeds of $50,000 for a unsecured convertible note payable issued for working capital purposes. The note bears interest at 6% per annum and matures on April 18, 2009. The note holder has the option to convert the note and related accrued interest into share of the Company’s Common Stock at equal or lower of (a) 20% below the average of the closing price of the Common Stock for the five trading days prior to the date of the agreement and (b) the average closing price of the Common Stock for the five trading days prior to the date of the conversion notice. The option expires on April 18, 2009.

Note Payable
On December 30, 2008, the Company issued a note payable for $100,000 in order to acquire a license to utilize software, trademarks and domain names. The note bears interest at 4% per annum and matures on December 30, 2009.

At March 31, 2009 and December 31, 2008, accrued interest on the notes was $2,500 and $750, respectively.  Interest expense on the notes amounted to $1,750 and $0 for the three months ended March 31, 2009 and 2008, respectively.

NOTE 7 - STOCKHOLDERS’ DEFICIENCY

Issuance of shares of Common Stock for services rendered
During the three months ended March 31, 2009, the Company issued 50,000 shares of its Common Stock to one service provider in consideration of services rendered totaling $1,250.

During the three months ended March 31, 2008, the Company issued 6,068 shares of its Common Stock to one service provider in consideration of services rendered totaling $625.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Shelron Group, Inc. (the "Company", "we", "our", or "us") was formed to develop e-commerce advertising and comparative shopping software products and services.  At the present time, the Company does not intend to actively promote its current Activeshopper product but will instead explore new opportunities in the media/internet/high-tech fields.

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

In 2008, the Company licensed software to run a website, from an existing furniture brand, and will share revenues with the brand.  The Company’s version of the site has not yet begun operations.  The Company anticipates that once the site is operational the added revenue stream will increase the cash flow of the Company.  Additionally, the Company intends to advertise the new site with affiliated networks and search engines.

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

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2009 (the "2009 Period") and the three months ended March 31, 2008 (the "2008 Period"):

Revenues
Revenues are from our ActiveShopper software. The decrease in revenues is attributable to the change in the Company's strategy, as discussed in the Overview section.

Operating Expenses
Operating expenses consist of salaries, consulting expenses, research and development, marketing and advertising and other expenses associated with the operations of our business. For the 2009 Period, operating expenses were $64,136, a decrease of 61.2%, as compared to $165,367 for the 2008 Period. The decease is attributable mainly due to the marketing and advertising reimbursement expenses of $26,654 in the 2009 Period, as compared to an expense of $42,875 in the 2008 Period.

Consulting Expenses
For the 2009 Period, consulting fees were $10,839, a decrease of 41.5% as compared to $18,539 for the 2008 Period. The decrease was primarily due to the Company's decision to reduce the service by its consultants.

Employment Compensation
Our sole full-time employee is our Chairman of the Board, Eliron Yaron.  For the 2009 Period and 2008 Period, employment compensation totaled $43,021 and $43,507, respectively.

Professional Fees
Professional fees consist primarily of legal, accounting and auditing. For the 2009 Period, professional fees were $10,616, a decrease of 21.3% as compared to $13,489 for the 2008 Period. The decrease in professional fees is primarily due to lower audit and legal fees during the 2009 Period.

Marketing and Advertising
For the 2009 Period, marketing and advertising reimbursement expenses were $(26,654). For the 2008 Period marketing and advertising expenses were $42,875. The reimbursement in 2009 is due to the reversal of charges incurred in previous years.

Rent Expense
For the 2009 Period, rent expense was $5,480, a decrease of 69.7% as compared to $18,057 for the 2008 Period. The decrease in rent expense is primarily attributable to a sub-lease of a portion of our offices leased in Tel Aviv and to the termination in April 2008 of an office in New York.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have financed our operations primarily from cash generated though the sale of our common stock in private placements as well as from cash earned from our operations.

As of March 31, 2009, we had a cash balance of $2,889 and accounts receivable of $3,524.

Cash used in operating activities was $56,546 for the three months ended March 31, 2009 as compared to $113,547 for the three months ended March 31, 2008. The decrease in the operating cash used for the 2009 Period is primarily attributable to the cash needed to fund the loss for the 2009 Period.

Cash provided by investing activities was $752 for the 2009 Period as compared to cash used in investing activities of $123 for the 2008 Period.  The cash provided by for the 2009 Period is primarily attributable to a decrease of the secured deposit in exchange of a bank guarantee for the office lease agreement of the subsidiary in Israel.

Cash provided by financing activities in the 2009 Period was $8,500 compared to $10,000 for the 2008 Period. In the 2009 Period and 2008 Period, the Company received proceeds of $8,500 and $10,000 from Eliron Yaron for investments in Company’s common stock.

At the present time, the Company does not intend to actively promote its current Activeshopper product but will instead explore new opportunities in the media/internet/high-tech fields.

The focus of the Company’s efforts is to acquire or develop an operating business. Despite limited active operations at this time, management intends to continue in business and has no intention to liquidate the Company. The Company has considered various business alternatives including the possible acquisition of an existing business. The Company does not contemplate limiting the scope of its search to any particular industry but we focus in the media and ecommerce business. Management has considered the risk of possible opportunities as well as their potential rewards. Management has invested time evaluating proposals for possible acquisitions or combinations; however, at this time, none of these opportunities have been pursued. The Company’s primary continuing expected expenses are comprised primarily of employment compensation and professional fees.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred losses of $64,302 for the three months ended March 31, 2009, and a working capital deficiency of $412,792 as of March 31, 2009, which raises substantial doubt about the Company's ability to continue as a going concern.

Management believes the Company will continue to incur losses and negative cash flows from operating activities for the foreseeable future and will need additional equity or debt financing to sustain its operations until it can achieve profitability and positive cash flows, if ever.  The Company’s continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required.  The outcome of this uncertainty cannot be assured. Our independent registered public accounting firm, in their reports on our financial statements for the year ended December 31, 2008, expressed substantial doubt about our ability to continue as a going concern.  These circumstances could complicate our ability to raise additional capital.  Our financial statements do not include any adjustments to the carrying amounts of our assets and liabilities that might result from the outcome of this uncertainty.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for Smaller Reporting Companies.

ITEM 4(T). CONTROLS AND PROCEDURES

Evaluation of Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer, who also acts as our Chief Financial Officer, the Company evaluated the effectiveness of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The evaluation considered the procedures designed to provide assurance to ensure that information required to be disclosed by us in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were effective at that reasonable assurance level, as of March 31, 2009.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the three months ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Signature	Capacity	Date
/s/ Eliron Yaron	Chief Executive Officer, President and Principal Financial	May 15, 2009
Eliron Yaron	Accounting Officer