Form 10-Q
period 2009-06-30
SHELRON GROUP INC
filed 2009-08-18
CIK 1125903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended:
June 30, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 3, 2009, there were 18,297,500 shares of common stock outstanding.

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
———————

SHELRON GROUP, INC. AND SUBSIDIARY

FORWARD LOOKING STATEMENTS
This report may include forward-looking statements. Shelron Group, Inc. and subsidiary (the "Company") has based these forward-looking statements on management's current expectations and projections about future events. Forward-looking statements can be identified in this report based upon the usage of such words or phrases as "anticipate," "believe," "estimate," "expect," "intend," "may be," "objective," "plan," "predict," "project," "future," "seek," "will," "would," "will likely result," "will continue" and "will be" and similar words or phrases, or the negative thereof. These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Although the Company believes the expectations reflected in its forward-looking statements are based upon reasonable assumptions, it can give no assurance that it will attain these expectations or that any deviations will not be material. Except as otherwise required by the federal securities laws, the Company disclaims any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this report to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

SHELRON GROUP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS

	June 30, 2009	December 31, 2008
	(unaudited)
Current Assets :

Cash	$7,824	$50,183
Accounts receivable	3,955	3,324
Other current assets	31,895	20,480

Total Current Assets	43,674	73,987

Property and Equipment, net of accumulated depreciation of $218,540 and
$210,051, respectively	5,535	14,414

Intangible assets, net of amortization of $16,000 and $14,000, respectively	124,000	126,000

Other asset	-	8,178

Deferred tax asset, net of valuation allowance of $1,816,000 and
$1,763,000, respectively	-	-

Total Assets	$173,209	$222,579

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:

Accounts payable and accrued expenses	$88,193	$59,134
Due to stockholders	271,110	233,496
Convertible note payable	50,000	50,000
Note payable	100,000	100,000

Total Current Liabilities	509,303	442,630

Liability for common stock to be issued to officer	146,330	110,000
Total Liabilities	655,633	552,630
Commitment
Stockholders’ Deficiency (post reverse split):

Series A convertible preferred stock $.001 par value per share,
Authorized 1,000,000 shares ;
Issued and outstanding 1,000,000 shares	1,000	1,000
Common stock, $.001 par value per share
Authorized 500,000,000 shares;
Issued and outstanding 18,297,500 shares and
17,447,492 shares, respectively	18,297	17,447
Additional paid-in capital	5,511,485	5,500,686
Accumulated deficit	(6,013,206)	(5,849,184)

Total Stockholders’ Deficiency	(482,424)	(330,051)

Total Liabilities and Stockholders’ Deficiency	$173,209	$222,579

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

SHELRON GROUP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months		Six months
	ended June 30,		ended June 30,
	2009	2008	2009	2008

Revenues	$465	$6,630	$675	$43,749

Operating Expenses:

Consulting fees	22,511	17,455	33,350	34,747
Employment compensation	43,073	43,869	86,094	87,376
Professional fees	9,644	17,230	20,260	30,719
Marketing and advertising	580	6,646	(26,074)	49,520
Office and general expenses	9,068	20,318	19,831	39,217
Rent	8,324	6,093	13,804	24,151
Depreciation and amortization	1,517	9,769	10,659	19,540
Bank charges	2,424	860	3,354	2,216

Total Operating Expenses	97,141	122,240	161,278	287,486

Loss From Operations	(96,676)	(115,610)	(160,603)	(243,737)

Other Income (Expense):
Interest expense	(1,750)	(1,650)	(4,250)	(4,660)
Interest income	--	109	1	468
Foreign exchange	(1,294)	--	829	--

Total Other Income (Expense)	(3,044)	(1,541)	(3,420)	(4,192)

Net Loss	$(99,720)	$(117,151)	$(164,023)	$(247,929)

Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Weighted average number of
shares outstanding - basic
and diluted	17,577,500	16,563,535	17,535,061	16,498,308

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

SHELRON GROUP, INC. AND SUBSIDIARY
  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended June 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(164,023)	$(247,929)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,659	19,540
Common stock issued for consulting fees and services	11,650	2,375
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(631)	11,315
Increase in other current assets	(11,415)	(2,085)
Increase (decrease) in accounts payable and accrued expenses	29,279	(7,309)
Increase in due to stockholders	37,614	71,399

Net cash used in operating activities	(86,867)	(152,694)

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease (increase) in security deposit	8,178	(131)

Net cash provided by (used in) investing activities	8,178	(131)

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash received from officer for common stock to be issued	36,330	37,000
Proceeds from issuance of common stock	--	35,000

Net cash provided by financing activities	36,330	72,000

Net decrease in cash	(42,359)	(80,825)
Cash at the beginning of period	50,183	131,798

Cash at the end of period	$7,824	$50,973

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

SHELRON GROUP, INC. AND SUBSIDIARY
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

The Company has licensed software to run a website, from an existing furniture brand, and will share revenues with the brand. The Company’s version of the site has not yet begun operations. The Company’s version of the site has not yet begun operations.  The Company anticipates that once the site is operational, the added revenue stream will increase the cash flow of the Company. Additionally, the Company intends to advertise the new site with affiliated networks and search engines.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation
The accompanying unaudited condensed consolidated interim financial statements reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods presented. The condensed consolidated financial statements are unaudited and are subject to such year-end adjustments as may be considered appropriate and should be read in conjunction with the historical consolidated financial statements of the Company for the years ended December 31, 2008 and 2007 included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The December 31, 2008 consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

We have evaluated subsequent events, as defined by Statement of Financial Accounting Standards ("SFAS") No. 165, “Subsequent Events,” through the date that the financial statements were issued on August 18, 2009.

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

Fair Value of Financial Instruments
The carrying amounts reported in the balance sheet for cash, receivables, accounts payable and accrued expenses and short-term debt approximate fair value based on the short-term maturity of these instruments.

Reclassifications
Certain prior period amounts have been reclassified to conform to current classifications.

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

	June 30,	June 30,
	2009	2008
Series A convertible preferred stock	1,000,000	1,000,000
Convertible note payable	1,839,739	-

Going Concern
The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred continuing net losses, and has a working capital deficiency of approximately $466,000 and an accumulated deficit of approximately $6,013,000 which raises substantial doubt about the Company's ability to continue as a going concern.

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

On December 30, 2008, the Company entered into a license agreement that grants the Company a non-exclusive, perpetual, worldwide right and license to make, have made and utilize software, trademarks and domain names for the sum of $100,000.  The asset is being amortized on a straight-line basis over a period of fifteen years.  This asset will be amortized only after the license has been implemented.  As of  June 30, 2009, the license has not been implemented.

Amortization expense totaled $1,000 and $2,000 for the three and six months ended June 30, 2009 and 2008, respectively.

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

For the three months ended June 30, 2009 and 2008, consulting services totaled $43,073 and $43,869, respectively. For the six months ended June 30, 2009 and 2008, consulting services totaled $86,094 and $87,376, respectively. Such amounts are reflected on the statements of operations as employment compensation. As of June 30, 2009 and December 31, 2008, the Company owed Hull $224,318 and $188,620, respectively.

Eliron Yaron
Mr. Yaron is the Company's Principal Executive Officer/Principal Financial and Accounting Officer. At June 30, 2009 and December 31, 2008, Mr. Yaron was owed $46,792, and $44,876, respectively.

As of June 30, 2009, the Company received proceeds totaling $146,330 from Mr. Yaron for shares of Common Stock to be issued.  The proceeds were received by the Company from February 2008 through June 2009.  As the shares were not issued as of June 30, 2009, the proceeds were not included in stockholders’ deficiency but classified as a liability for common stock to be issued to officer.

NOTE 5 - NOTES PAYABLE

Convertible Note
On October 2, 2008, the Company received proceeds of $50,000 for a unsecured convertible note payable issued for working capital purposes. The note bears interest at 6% per annum and matured on April 18, 2009. The note holder has the option to convert the note and related accrued interest into share of the Company’s Common Stock at equal or lower of (a) 20% below the average of the closing price of the Common Stock for the five trading days prior to the date of the agreement and (b) the average closing price of the Common Stock for the five trading days prior to the date of the conversion notice.

As of the filing of this Quarterly Report on Form 10-Q, the Company has not made any payments in respect of the amounts due.  The non-payment of this amount constitutes an event of default under the transaction document.  However, the pertinent documents provide that any action upon such default can only be initiated by the note holder.  From and after an event of non-payment under the note and for so long as the event of non-payment is continuing, the note will bear interest at a rate of 6% per annum.

Note Payable
On December 30, 2008, the Company issued a note payable for $100,000 in order to acquire a license to utilize software, trademarks and domain names. The note bears interest at 4% per annum and matures on December 30, 2009.

At June 30, 2009 and December 31, 2008, accrued interest on the notes was $4,250 and $750, respectively. Interest expense on the notes amounted to $1,750 and $0 for the three months ended June 30, 2009 and 2008, respectively.  Interest expense on the notes amounted to $3,500 and $0 for the six months ended June 30, 2009 and 2008, respectively.

NOTE 6 - STOCKHOLDERS’ DEFICIENCY

Issuance of shares of Common Stock for services rendered
During the six months ended June 30, 2009, the Company issued 850,000 shares of its Common Stock to one service provider in consideration of services rendered totaling $11,650.

During the six months ended June 30, 2008, the Company issued 49,546 shares of its Common Stock to one service provider in consideration of services rendered totaling $2,375.

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

 RESULTS OF OPERATIONS

Comparison of the three months ended June 30, 2009 (the "2009 Period") and the three months ended June 30, 2008 (the "2008 Period"):

Revenues
Revenues are from our ActiveShopper software. The decrease in revenues is attributable to the change in the Company’s strategy, as discussed in the Overview section.

Operating Expenses
Operating expenses consist of salaries, consulting expenses, research and development, marketing and advertising and other expenses associated with the operations of our business. For the 2009 Period, operating expenses were $97,141, a decrease of 20.5%, as compared to $122,240 for the 2008 Period. The decrease is attributable mainly due to the reduction in most of the items in the 2009 Period, as compared to the 2008 Period.

Consulting Expenses
For the 2009 Period, consulting fees were $22,511, an increase of 29.0% as compared to $17,455 for the 2008 Period. The increase was primarily due to an issuance of shares to a consultant with regard the six months period ended June 30, 2009, during the 2009 Period.

Employment Compensation
Our sole full-time employee is our Chairman of the Board, Eliron Yaron.  For the 2009 Period and 2008 Period, employment compensation totaled $43,073 and $43,869, respectively.

Professional Fees
Professional fees consist primarily of legal, accounting and auditing. For the 2009 Period, professional fees were $9,644, a decrease of 44.0% as compared to $17,230 for the 2008 Period. The decrease in professional fees is primarily due to lower audit and legal fees during the 2009 Period.

Marketing and advertising
For the 2009 Period, marketing and advertising expenses were $580, a decrease of 91.3% as compared to $6,646 for the 2008 Period. The decrease in marketing and advertising expenses is primarily due to the implementation of the company’s marketing policy during the 2009 Period.

Rent Expense
For the 2009 Period, rent expense was $8,324, an increase of 36.6% as compared to $6,093 for the 2008 Period. The increase in rent expense is primarily attributable to a termination  of sub-lease of a portion of our offices leased in Tel Aviv during the 2009 Period.

Comparison of the six months ended June 30, 2009 (the "2009 Period") and the six months ended June 30, 2008 (the "2008 Period"):

Revenues
Revenues are from our ActiveShopper software. The decrease in revenues is attributable to the change in the Company’s strategy, as discussed in the Overview section.

Operating Expenses
Operating expenses consist of salaries, consulting expenses, research and development, marketing and advertising and other expenses associated with the operations of our business. For the 2009 Period, operating expenses were $161,278, a decrease of 43.9%, as compared to $287,486 for the 2008 Period. The decrease is attributable mainly due to the marketing and advertising reimbursement expenses net of ($26,074) in the 2009 Period, as compared to an expense of $49,520 in the 2008 Period.

Consulting Expenses
For the 2009 Period, consulting fees were $33,350, a decrease of 4.0% as compared to $34,747 for the 2008 Period. The decrease was primarily due to the Company's decision to reduce the service by its consultants.

Employment Compensation
Our sole full-time employee is our Chairman of the Board, Eliron Yaron.  For the 2009 Period and 2008 Period, employment compensation totaled $86,094 and $87,376, respectively.

Professional Fees
Professional fees consist primarily of legal, accounting and auditing. For the 2009 Period, professional fees were $20,260, a decrease of 34.0% as compared to $30,719 for the 2008 Period. The decrease in professional fees is primarily due to lower audit and legal fees during the 2009 Period.

Marketing and advertising
For the 2009 Period, marketing and advertising reimbursement expenses net were $(26,074). For the 2008 Period marketing and advertising expenses were $49,520. The reimbursement in 2009 is due to the reversal of charges incurred in previous years.

Rent Expense
For the 2009 Period, rent expense was $13,804, a decrease of 42.8% as compared to $24,151 for the 2008 Period. The decrease in rent expense is primarily attributable to a sub-lease of a portion of our offices leased in Tel Aviv and to the termination in April 2008 of an office in New York.

LIQUIDITY AND CAPITAL RESOURCES

To date we have financed our operations primarily from cash generated though the sale of our common stock in private placements as well as from cash earned from our operations.

As of June 30, 2009, we had a cash balance of $7,824 and accounts receivable of $3,955.

Cash used in operating activities was $86,867 for the 2009 Period as compared to $152,694 for the 2008 Period. The decrease in the operating cash used for the 2009 Period is primarily attributable to the cash needed to fund the loss for the 2009 Period.

Cash provided by investing activities was $8,178 for the 2009 Period as compared to cash used in investing activities of $131 for the 2008 Period.  The cash provided by for the 2009 Period is primarily attributable to a realization of the secured deposit in exchange of a bank guarantee for the office lease agreement of the subsidiary in Israel.

Cash provided by financing activities in the 2009 Period was $36,330 compared to $72,000 for the 2008 Period. In the 2009 Period and 2008 Period, the Company received proceeds of $36,330 and $72,000 from Eliron Yaron for investments and proceeds in Company’s common stock.

At the present time, the Company does not intend to actively promote its current Activeshopper product but will instead explore new opportunities in the media/internet/high-tech fields.

The focus of the Company’s efforts is to acquire or develop an operating business. Despite limited active operations at this time, management intends to continue in business and has no intentions to liquidate the Company. The Company has considered various business alternatives including the possible acquisition of an existing business. The Company does not contemplate limiting the scope of its search to any particular industry but we focus in the media and ecommerce business. Management has considered the risk of possible opportunities as well as their potential rewards. Management has invested time evaluating proposals for possible acquisitions or combinations; however, at this time, none of these opportunities have been pursued. The Company’s primary continuing expected expense are comprised primarily of employment compensation and professional fees.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred losses of $164,023 for the six months ended June 30, 2009, and a working capital deficiency of $465,629 as of June 30, 2009, which raises substantial doubt about the Company’s ability to continue as a going concern.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for Smaller Reporting Companies.

ITEM 4(T). CONTROLS AND PROCEDURES

Evaluation of Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer, who also acts as our Chief Financial Officer, the Company evaluated the effectiveness of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The evaluation considered the procedures designed to provide assurance to ensure that information required to be disclosed by us in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were effective at that reasonable assurance level, as of June 30, 2009.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the six months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5. OTHER INFORMATION

Not Applicable.

ITEM 6. EXHIBITS

Exhibits

Exhibit Number	Description
31.1	PEO and PFO certifications required under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	PEO and PFO certifications required under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Capacity	Date
/s/ Eliron Yaron Eliron Yaron	Chief Executive Officer, President and Principal Financial Accounting Officer	August 18, 2009