Form 10-Q
period 2009-09-30
SHELRON GROUP INC
filed 2009-11-20
CIK 1125903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended:
September 30, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

 SHELRON GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	000-31176	04-2968425
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

39 Broadway Avenue, New York, NY 10006
(Address of Principal Executive Office) (Zip Code)

(646) 472-5706
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
As of November 20, 2009, there were 18,477,500 shares of common stock outstanding.

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

SHELRON GROUP, INC. AND SUBSIDIARY
Table of Contents

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

SHELRON GROUP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008
ASSETS	(unaudited)
Current Assets:

Cash	$-	$50,183
Accounts receivable	4,131	3,324
Other current assets	16,715	20,480

Total Current Assets	20,846	73,987

Property and Equipment, net of accumulated depreciation of $219,404 and $210,051, respectively	5,214	14,414

Intangible assets, net of amortization of $17,000 and $14,000, respectively	123,000	126,000

Other asset	-	8,178

Deferred tax asset, net of valuation allowance of $1,843,000 and $1,763,000, respectively	-	-

Total Assets	$149,060	$222,579

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:

Bank overdraft	$4,388	$-
Accounts payable and accrued expenses	120,775	59,134
Due to stockholders	306,162	233,496
Convertible note payable	50,000	50,000
Note payable	100,000	100,000

Total Current Liabilities	581,325	442,630

Liability for common stock to be issued to officer	146,330	110,000
Total Liabilities	727,655	552,630
Commitment
Stockholders’ Deficiency (post reverse split):

Series A convertible preferred stock $.001 par value per share,
Authorized 1,000,000 shares;
Issued and outstanding 1,000,000 shares	1,000	1,000
Common stock, $.001 par value per share
Authorized 500,000,000 shares;
Issued and outstanding 18,477,500 shares and
17,447,492 shares, respectively	18,477	17,447
Additional paid-in capital	5,497,805	5,500,686
Accumulated deficit	(6,095,877)	(5,849,184)

Total Stockholders’ Deficiency	(578,595)	(330,051)

Total Liabilities and Stockholders’ Deficiency	$149,060	$222,579

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

SHELRON GROUP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months		Nine months
	ended September 30,		ended September 30,
	2009	2008	2009	2008

Revenues	$194	$1,621	$869	$45,370
Operating Expenses:

Consulting fees	(9,188)	32,488	24,162	67,234
Employment compensation	43,105	43,563	129,199	130,939
Professional fees	10,681	7,053	30,941	37,772
Marketing and advertising	19,990	7,950	(6,083)	57,471
Office and general expenses	2,355	18,243	22,187	57,461
Rent	9,499	951	23,303	25,101
Depreciation and amortization	1,524	9,329	12,183	28,869
Bank charges	2,845	1,166	6,400	3,382

Total Operating Expenses	80,811	120,743	242,292	408,229

Loss From Operations	(80,617)	(119,122)	(241,423)	(362,859)

Other Income (Expense):
Interest expense	(1,750)	—	(6,051)	(4)
Interest income	1	85	2	553
Foreign exchange	128	587	779	(4,069)

Total Other Income (Expense)	(1,621)	672	(5,270)	(3,520)

Net Loss	$(82,238)	$(118,450)	$(246,693)	$(366,379)

Basic and diluted net loss per share	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted average number of shares outstanding - basic and diluted	18,395,082	17,092,164	17,825,624	16,697,705

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

SHELRON GROUP, INC. AND SUBSIDIARY
  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended September 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(246,693)	$(366,379)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,183	28,869
Common stock issued for consulting fees and services	13,150	27,375
Cancellation of common stock issued for consulting fees and services	(15,000)	-
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(807)	16,134
Decrease (increase) in other current assets	3,765	(10,831)
Increase (decrease) in accounts payable and accrued expenses	61,657	(4,200)
Increase in bank overdraft	4,388	-
Increase in due to stockholders	72,666	90,360

Net cash used in operating activities	(94,691)	(218,672)

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in security deposit	8,178	14,401

Net cash provided by investing activities	8,178	14,401

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash received from officer for common stock to be issued	36,330	94,000
Proceeds from issuance of common stock	-	15,000

Net cash provided by financing activities	36,330	109,000

Net decrease in cash	(50,183)	(95,271)
Cash at the beginning of period	50,183	131,798

Cash at the end of period	$-	$36,527

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation
The accompanying unaudited condensed consolidated interim financial statements reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods presented. The condensed consolidated financial statements are unaudited and are subject to such year-end adjustments as may be considered appropriate and should be read in conjunction with the historical consolidated financial statements of the Company for the years ended December 31, 2008 and 2007 included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The December 31, 2008 consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

We have evaluated subsequent events through November 20, 2009, the date of the issuance of the condensed consolidated financial statements.

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

	September 30,	September 30,
	2009	2008
Series A convertible preferred stock	1,000,000	1,000,000
Convertible note payable	1,866,197	-

Going Concern
The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred continuing net losses, and has a working capital deficiency of approximately $560,000 and an accumulated deficit of approximately $6,096,000, which raises substantial doubt about the Company's ability to continue as a going concern.

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

Recently Issued Accounting Standards
Effective July 1, 2009, the FASB's ASC became the single official source of authoritative, nongovernmental generally accepted accounting principles in the United States ("GAAP"). The historical GAAP hierarchy was eliminated and the ASC became the only level of authoritative GAAP, other than guidance issued by the Securities and Exchange Commission. The company’s accounting policies were not affected by the conversion to ASC. However, references to specific accounting standards in the footnotes to our financial statements have been changed to refer to the appropriate section of ASC.

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

On December 30, 2008, the Company entered into a license agreement that grants the Company a non-exclusive, perpetual, worldwide right and license to make, have made and utilize software, trademarks and domain names for the sum of $100,000.  The asset will be amortized on a straight-line basis over a period of fifteen years only after the license has been implemented.  As of September 30, 2009, the license has not been implemented.

Amortization expense totaled $1,000 and $3,000 for the three and nine months ended September 30, 2009 and 2008, respectively.

NOTE 4 - DUE TO STOCKHOLDERS

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

For the three months ended September 30, 2009 and 2008, consulting services totaled $43,105 and $43,563, respectively.  For the nine months ended September 30, 2009 and 2008, consulting services totaled $129,199 and $130,939, respectively. Such amounts are reflected on the statements of operations as employment compensation. As of September 30, 2009 and December 31, 2008, the Company owed Hull $257,368 and $188,620, respectively.

Eliron Yaron
Mr. Yaron is the Company's Principal Executive Officer/Principal Financial and Accounting Officer. At September 30, 2009 and December 31, 2008, Mr. Yaron was owed $48,794, and $44,876, respectively.

As of September 30, 2009, the Company received proceeds totaling $146,330 from Mr. Yaron for shares of Common Stock to be issued.  The proceeds were received by the Company from February 2008 through June 2009.  As the shares were not issued as of September 30, 2009, the proceeds were not included in stockholders’ deficiency but classified as a liability for common stock to be issued to officer.

NOTE 5 - NOTES PAYABLE

Convertible Note
On October 2, 2008, the Company received proceeds of $50,000 for an unsecured convertible note payable issued for working capital purposes. The note bears interest at 6% per annum and matured on April 18, 2009. The note holder has the option to convert the note and related accrued interest into share of the Company’s Common Stock at equal or lower of (a) 20% below the average of the closing price of the Common Stock for the five trading days prior to the date of the agreement and (b) the average closing price of the Common Stock for the five trading days prior to the date of the conversion notice.

As of the filing of this Quarterly Report on Form 10-Q, the Company has not made any payments in respect of the amounts due.  The non-payment of this amount constitutes an event of default under the transaction document.  However, the pertinent documents provide that any action upon such default can only be initiated by the note holder.  From and after an event of non-payment under the note and for so long as the event of non-payment is continuing, the note will bear interest at a rate of 6% per annum.   The note holder has not initiated an action at this time.

Note Payable
On December 30, 2008, the Company issued a note payable for $100,000 in order to acquire a license to utilize software, trademarks and domain names. The note bears interest at 4% per annum and matures on December 30, 2009.

At September 30, 2009 and December 31, 2008, accrued interest on the notes was $6,000 and $750, respectively. Interest expense on the notes amounted to $1,750 and $0 for the three months ended September 30, 2009 and 2008, respectively.  Interest expense on the notes amounted to $5,250 and $0 for the nine months ended September 30, 2009 and 2008, respectively.

NOTE 6 - STOCKHOLDERS’ DEFICIENCY

Issuance (cancellation) of shares of Common Stock for services rendered
During the nine months ended September 30, 2009, the Company issued 1,150,000 shares of its Common Stock to one service provider in consideration of services rendered totaling $13,150.

During the nine months ended September 30, 2009, the Company cancelled 120,000 shares of its Common Stock that were previously issued to one service provider in consideration of services rendered totaling $15,000 as these services were not provided in accordance with the original consulting services agreement.

During the nine months ended September 30, 2008, the Company issued 569,546 shares of its Common Stock to three service providers in consideration of services rendered totaling $27,375.

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

Critical accounting policies and estimates:

The Company's financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 2009 (the "2009 Period") and the three months ended September 30, 2008 (the "2008 Period"):

Revenues
Revenues are from our ActiveShopper software. The decrease in revenues is attributable to the change in the Company’s strategy, as discussed in the Overview section.

Operating Expenses
Operating expenses consist of salaries, consulting expenses, research and development, marketing and advertising and other expenses associated with the operations of our business. For the 2009 Period, operating expenses were $80,811, a decrease of 33.1%, as compared to $120,743 for the 2008 Period. See the discussion relating to the various operating expenses below.

Consulting Expenses
For the 2009 Period, consulting fees were $(9,188) as compared to $32,488 for the 2008 Period. The decrease was primarily due to a cancellation of issuance of shares to a consultant during the 2009 Period, a reduction of the controller fee in 2009 period and a cost of fund raise and PR consultants in 2008 period.

Employment Compensation
Our sole full-time employee is our Chairman of the Board, Eliron Yaron.  For the 2009 Period and 2008 Period, employment compensation totaled $43,105 and $43,563, respectively.

Professional Fees
Professional fees consist primarily of legal, accounting and auditing. For the 2009 Period, professional fees were $10,681, an increase of 51.4% as compared to $7,053 for the 2008 Period. The increase in professional fees is primarily due to lower audit and legal fees during the 2008 Period.

Marketing and advertising
For the 2009 Period, marketing and advertising expenses were $19,990, an increase of 151.4% as compared to $7,950 for the 2008 Period. The increase in marketing and advertising expenses is primarily due to the cancellation of most of an advertisement reimbursement in 2009 Period, which had been originally recorded in the six months period ended June 30, 2009.

Rent Expense
For the 2009 Period, rent expense was $9,499, an increase of 898.8% as compared to $951 for the 2008 Period. The increase in rent expense is primarily attributable to a termination of sub-lease of our offices leased in Tel Aviv during the 2009 Period.

Comparison of the nine months ended September 30, 2009 (the "2009 Period") and the nine months ended September 30, 2008 (the "2008 Period"):

Revenues
Revenues are from our ActiveShopper software. The decrease in revenues is attributable to the change in the Company’s strategy, as discussed in the Overview section.

Operating Expenses
Operating expenses consist of salaries, consulting expenses, research and development, marketing and advertising and other expenses associated with the operations of our business. For the 2009 Period, operating expenses were $242,292, a decrease of 40.6%, as compared to $408,229 for the 2008 Period. See the discussion relating to the various operating expenses below.

Consulting Expenses
For the 2009 Period, consulting fees were $24,162, a decrease of 64.1% as compared to $67,234 for the 2008 Period. The decrease was primarily due to the Company's decision to reduce the service by its consultants and the cancellation of grant of shares to a service provider.

Employment Compensation
Our sole full-time employee is our Chairman of the Board, Eliron Yaron.  For the 2009 Period and 2008 Period, employment compensation totaled $129,199 and $130,939, respectively.

Professional Fees
Professional fees consist primarily of legal, accounting and auditing. For the 2009 Period, professional fees were $30,941, a decrease of 18.1% as compared to $37,772 for the 2008 Period. The decrease in professional fees is primarily due to lower audit and legal fees during the 2009 Period.

Marketing and advertising
For the 2009 Period, marketing and advertising reimbursement expenses, net were $(6,083). For the 2008 Period, marketing and advertising expenses were $57,471. The reimbursement in 2009 is due to the reversal of charges incurred in previous years.

Rent Expense
For the 2009 Period, rent expense was $23,303, a decrease of 7.2% as compared to $25,101 for the 2008 Period. The decrease in rent expense is primarily attributable to a sub-lease of a portion of our offices leased in Tel Aviv and to the termination in April 2008 of an office in New York.

LIQUIDITY AND CAPITAL RESOURCES

To date we have financed our operations primarily from cash generated though the sale of our common stock in private placements as well as from cash from our operations.

As of September 30, 2009, we had a cash balance of $0 and accounts receivable of $4,131.

Cash used in operating activities was $94,691 for the nine months ended September 30, 2009 as compared to $218,672 for the nine months ended September 30, 2008. The decrease in the operating cash used for the 2009 Period is primarily attributable to the cash needed to fund the loss for the 2009 Period.

Cash provided by investing activities was $8,178 for the 2009 Period as compared to cash provided by investing activities of $14,401 for the 2008 Period.  The cash provided by for the 2009 Period is primarily attributable to a realization of the secured deposit in exchange of a bank guarantee for the office lease agreement of the subsidiary in Israel.

Cash provided by financing activities in the 2009 Period was $36,330 compared to $109,000 for the 2008 Period. In the 2009 Period and 2008 Period, the Company received proceeds of $36,330 and $109,000 from Eliron Yaron for investments in the Company’s common stock.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred losses of $246,693 for the nine months ended September 30, 2009 and a working capital deficiency of $560,479 as of September 30, 2009, which raises substantial doubt about the Company’s ability to continue as a going concern.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for Smaller Reporting Companies.

ITEM 4(T). CONTROLS AND PROCEDURES

Evaluation of Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer, who also acts as our Chief Financial Officer, the Company evaluated the effectiveness of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The evaluation considered the procedures designed to provide assurance to ensure that information required to be disclosed by us in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were effective at that reasonable assurance level, as of September 30, 2009.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the nine months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Signature	Capacity	Date
/s/ Eliron Yaron	Chief Executive Officer, President and Principal Financial	November 20, 2009
Eliron Yaron	Accounting Officer