Form 10-K
period 2009-12-31
SHELRON GROUP INC
filed 2010-04-15
CIK 1125903

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009
Commission file number: 000-31176

SHELRON GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	04-2968425
(State of incorporation)	(I.R.S. Employer Identification No.)

39 Broadway
New York, New York 10006
(Address of principal executive offices)

Tel: (516) 620-6794
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently computed second fiscal quarter was $534,782.

The number of shares of the issuer’s common stock issued and outstanding as of April 12, 2010 was 18,477,492 shares.

Documents Incorporated By Reference:
None

FORWARD LOOKING STATEMENTS

CERTAIN STATEMENTS MADE IN THIS ANNUAL REPORT ON FORM 10-K ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY TERMINOLOGY SUCH AS "MAY", "WILL", "SHOULD", "EXPECTS", "INTENDS", "ANTICIPATES", "BELIEVES", "ESTIMATES", "PREDICTS", OR "CONTINUE" OR THE NEGATIVE OF THESE TERMS OR OTHER COMPARABLE TERMINOLOGY. BECAUSE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, THERE ARE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS. ALTHOUGH THE COMPANY BELIEVES THAT EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CANNOT GUARANTEE FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS. MOREOVER, NEITHER THE COMPANY NOR ANY OTHER PERSON ASSUMES RESPONSIBILITY FOR THE ACCURACY AND COMPLETENESS OF THESE FORWARD-LOOKING STATEMENTS. THE COMPANY IS UNDER NO DUTY TO UPDATE ANY FORWARD-LOOKING STATEMENTS AFTER THE DATE OF THIS REPORT TO CONFORM SUCH STATEMENTS TO ACTUAL RESULTS.

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

At the present time, we do not intend to actively promote our current ActiveShopper product but will instead explore new opportunities in the media/internet/high-tech fields. We are also considering strategic acquisitions of synergistic technologies that management believes will enhance our market positioning.

On October 1, 2009, we discontinued the operations and disposed of our research and development subsidiary in Israel.

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

In this report, the terms "we," "us" and the "Company" refer to Shelron Group, Inc., its predecessors, and subsidiary, unless the context indicates otherwise.

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

SHELRON'S COMPARATIVE SHOPPING PRODUCT

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

ActiveShopper is comprised of software components we purchased in March 2004.

At the present time, we do not intend to actively promote our current ActiveShopper product but will instead explore new opportunities in the media/internet/high-tech fields. We are also considering strategic acquisitions of synergistic technologies that management believes will enhance our market positioning.

OUR STRATEGY

We are still offering our ActiveShopper software product but at the present time, we do not intend to actively promote it but will instead explore new opportunities in the media/internet/high-tech fields. We are also considering strategic acquisitions of synergistic technologies that management believes will enhance our market positioning.

MARKETING PLAN

Historically, our efforts have been devoted primarily to the design, development and testing of ActiveShopper, as well as raising the capital needed to develop and maintain our business. As a result of capital raises, our development and testing, as well as, our marketing efforts have significantly increased in scope and magnitude.

We plan to continue generating revenue principally from merchants in exchange of directing traffic to their websites through ActiveShopper.
Service agreements or affiliation agreements with merchants have and may be further reached directly or through third parties.

We do not intend to actively promote our ActiveShopper product but will instead explore new opportunities in the media/internet/high-tech fields.

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

Item 1A. Risk Factors

Not required for Smaller Reporting Companies.

Item 1B.   Unresolved Staff Comments

None.

ITEM 2. PROPERTIES.

We do not own any real property.

We maintain an office at 39 Broadway, New York, New York.  No rent is charged for this space.  In April 2008, we terminated the lease of an apartment in New York, NY, from an unaffiliated party for which we had paid approximately $2,700 per month. We believe that our office space in the United States is sufficient to meet our current and anticipated needs.

ITEM 3. LEGAL PROCEEDINGS.

We are not involved in any pending legal proceedings which we anticipate can result in a material adverse effect on our business or operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company's Common Stock is listed on the OTC Bulletin Board under the symbol "SRNG". The following table sets forth the high and low bid information for the Company's Common Stock for each quarterly period during the year ended December 31, 2009 and 2008 as reported by the OTC Bulletin Board. The OTC Bulletin Board quotations reflect inter-dealer prices, are without retail markup, markdown or commission, and may not represent actual transactions.  The prices shown reflect a one for twenty-five reverse stock split which became effective on October 20, 2008.

	High	Low

Calendar Year 2009
First Quarter	$0.020	$0.013
Second Quarter	$0.070	$0.005
Third Quarter	$0.040	$0.004
Fourth Quarter	$0.009	$0.003
Calendar Year 2008
First Quarter	$0.100	$0.030
Second Quarter	$0.225	$0.013
Third Quarter	$0.225	$0.018
Fourth Quarter	$0.200	$0.010

HOLDERS

At the date of this filing there are approximately 364 holders of record of the Company's Common Stock. This does not reflect those shares held beneficially or those shares held in "street" name.

DIVIDENDS

Holders of Common Stock and Series A Preferred Stock are entitled to dividends, when, as, and if declared by our Board of Directors, out of funds legally available therefore. Except for a stock dividend distribution in August 2003 of 406,357 shares of its Common Stock, we have paid no dividends in any form  on the Common Stock or Series A Preferred Stock and do not expect to pay cash dividends in the foreseeable future with respect to the Common Stock or Series A Preferred Stock.

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

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal years ended December 31, 2009 and 2008.

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

On October 1, 2009 we discontinued the operations and disposed of our research and development subsidiary in Israel. The operating results of this subsidiary are classified as discontinued operations in the statement of operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

We do not participate in, nor have we created, any off-balance sheet special purpose entities or other off-balance sheet financing.

We have identified the accounting policies below as critical to our business operations and the understanding of our results of operations.

Functional Currency - The majority of Company’s sales are in United States dollars. In addition, the majority of the Company’s investing and financing activities are in United States dollars. Accordingly, the Company has determined the United States dollar as the currency of its primary economic environment and thus, its functional and reporting currency. Non-dollar transactions and balances have been measured in United States dollars in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 830, “Foreign Currency Matters.”  All transaction gains and losses from the measurement of monetary balance sheet items denominated in non-dollar currencies are reflected in the statement of operations as financial income or expenses, as appropriate.

Intangible Assets - Intangible assets are carried at cost less accumulated amortization. Amortization is computed on the straight-line method over the estimated useful lives of the assets. We periodically review the carrying value of our intangible assets to determine whether impairment may exist under the provisions of FASB ASC 360, “Property, Plant and Equipment.” We consider relevant cash flow and profitability information, including estimated future operating results, trends and other available information, in assessing whether the carrying value of the intangible assets can be recovered. If it is determined that the carrying value of the intangible assets will not be recovered from the undiscounted future cash flows, the carrying value of the assets would be considered impaired. An impairment charge is measured as any deficiency in the amount of estimated fair value of the intangible assets over carrying value.

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

RESULTS OF OPERATIONS

Comparison of the Year Ended December 31, 2009 (the "2009 Period") and the Year Ended December 31, 2008 (the "2008 Period"):

Continuing Operations

Revenues and Major Customers

Revenues are from our ActiveShopper software. The decrease in revenues of $44,369 or 98.0% is attributable to the change in the Company’s strategy. As discussed in Item 1 above, during 2009, we did not actively promote our current ActiveShopper product. Instead, we explored new opportunities in the media/internet/high-tech fields. We also considered strategic acquisitions of synergistic technologies that management believes will enhance our market positioning. In addition, on October 1, 2010, we discontinued the operations of our subsidiary.

Operating Expenses

Operating expenses consist of salaries, consulting expenses, research and development, marketing and advertising and other expenses associated with the operations of our business. For the 2009 Period, operating expenses were $273,626, a decrease of 38.1%, as compared to $442,313 for the 2008 Period.  The decrease is primarily a result of the Company’s change in strategy as discussed above.  The decrease is mainly attributable to the marketing and advertising reimbursement in the 2009 Period of $6,083, as compared to an expense of $60,589 in the 2008 Period or a decrease of $66,672, a decrease in consulting fees of $50,430 and office and general expenses of $41,428 as compared to the 2008 Period.

Consulting Expenses

For the 2009 Period, consulting fees were $24,129, a decrease of 67.6% as compared to $74,559 for the 2008 Period. The decrease was primarily due to the Company's decision to reduce the service by its consultants and the cancellation of grant of shares.

Employment Compensation

Our sole full-time employee is our Chairman of the Board, Eliron Yaron.  For the 2009 Period and 2008 Period, employment compensation totaled $163,104 and $158,368, respectively an increase of $4,736.

Professional Fees

Professional fees consist primarily of legal, accounting and auditing. For the 2009 Period, professional fees were $38,000, a decrease of 14.6% as compared to $44,495 for the 2008 Period. The decrease in professional fees is primarily due to lower audit and legal fees during the 2009 Period.

Marketing and Advertising

For the 2009 Period, marketing and advertising reimbursement expenses, net were $(6,083). For the 2008 Period, marketing and advertising expenses were $60,589. The reimbursement in 2009 is due to the reversal of charges incurred in previous years.

Rent Expense

For the 2009 Period, rent expense was $0 as compared to $10,991 for the 2008 Period. The decrease in rent expense is attributable to the termination in April 2008 of an office in New York.

Impairment of Intangible Asset

During the 2009 Period, we changed our strategy and are no longer actively promoting our current ActiveShopper product.  As a result our intangible asset related to our ActiveShopper name became impaired and we recorded an impairment loss of $22,000 during the period.

Discontinued Operations

On October 1, 2010, we discontinued the operations and disposed of our subsidiary. The operations for our discontinued subsidiary resulted in a net loss of $42,774 and $30,091 for the years ended December 31, 2009 and 2008, respectively. The operating results of this subsidiary are classified as discontinued operations in the statements of operations. The total of the assets and liabilities disposed was $121,190 and $188,702, respectively.  We recorded a gain on the disposition of our subsidiary in the amount of $67,512.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have financed our operations primarily from cash generated through the sale of our Common Stock in private placements as well as from cash earned from our operations.

As of December 31, 2009, we had a cash balance of $282 and accounts receivable of $895.

Cash used in operating activities from continuing operations was $242,267 for 2009 compared to $70,480 for 2008. The decrease in the operating cash used for the 2009 Period is primarily attributable to the cash needed to fund the loss for the 2009 Period.

Cash provided by financing activities in the 2009 Period was $52,195 compared to $175,000 for the 2008 Period. In the 2009 Period and 2008 Period, the Company received proceeds of $52,195 and $110,000, respectively, from Eliron Yaron, our President, for investments in the Company’s common stock. In July 2008, the Company issued 200,000 shares of common stock to an investor under a Shares Purchases Agreement and received proceeds of $15,000. In addition, in 2008, the Company received proceeds of $50,000 for a note payable issued for working capital purposes.

Net cash (used in) provided by discontinued operations amounted to $(29,326) in the 2009 Period and $(16,638) in the 2008 Period.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred losses of $251,742 in the 2009 Period, and a working capital deficiency of $(583,644) as of December 31, 2009, which raises substantial doubt about the Company’s ability to continue as a going concern.

The Company is currently dependent on its President, Mr. Yaron, to continue to fund the Company. If the Company is unable to acquire or develop an operating business the Company will be unable to fund itself. There is no guarantee that Mr. Yaron will continue to fund the Company.

On March 30, 2010, Mr. Yaron agreed to increase his investment in the Company by contributing 200,000 shares of stock of a publicly traded Over-The-Counter Bulletin Board company.  On March 30, 2010 the shares to be contributed had a value of $64,000 based on the closing price per share of the stock on such day.  There is no guarantee that the shares will be valued at the same price on the actual day they are contributed and they may be valued at a higher or lower price on that day.

Management believes the Company will continue to incur losses and negative cash flows from operating activities for the foreseeable future and will need additional equity or debt financing to sustain its operations until it can achieve profitability and positive cash flows, if ever. The Company’s continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required. The outcome of this uncertainty cannot be assured. Our independent registered public accounting firm, in their reports on our financial statements for the years ended December 31, 2009 and 2008, expressed substantial doubt about our ability to continue as a going concern. These circumstances could complicate our ability to raise additional capital. Our financial statements do not include any adjustments to the carrying amounts of our assets and liabilities that might result from the outcome of this uncertainty.

The accompanying consolidating financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that management will be successful in implementing its business plan or that the successful implementation of such business plan will actually improve the Company's operating results.

OFF-BALANCE SHEET ARRANGEMENTS

None.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

Consulting Agreement dated as of March 1, 2005 between the Company and Hull Services, Inc.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS

The financials statements of our company for the years ended December 31, 2009 and 2008 are attached hereto following the signature page commencing on page F-1.

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

Item 9B.   Other Information.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information concerning our Directors and Executive Officer:

Name	Age	Positions and Offices Held
Eliron Yaron	42	Chairman, Chief Executive Officer, Principal Financial And Accounting Officer, Director and Secretary
Issac Maizel	30	Director
Yossi Levi	30	Director

Eliron Yaron, age 42, has been the Chairman of our Board of Directors, Principal Executive Officer and Principal Financial and Accounting Officer since company's inception date in August 2001. Prior to joining us, from 1996 through 2001, he was the founder and Chief Executive Officer of Shelron Internet Ltd., a web project oriented company. Prior to that time, since 1993, he has engaged in either founding web related business or working in related technology areas. Eliron Yaron has served on the boards of Internet companies in the US and Israel, and has advised venture capital funds and investment companies on IT and Internet related investments and marketing.

Isaac Maizel, age 30, has worked since 2001 as a computer network consultant, with an expertise in large networks implementation.

Yossi Levi, age 30, worked since 2001 as an E-learning consultant, and as an internet advertising salesman.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company's Executive Officers, Directors and persons who beneficially own more than 10% of a registered class of the Company's equity securities to file with the Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Such persons are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they filed. Based solely upon a review of (i) Forms 3 and 4 and amendments thereto  furnished to the Company pursuant to Rule 16a-3(e), promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), during the Company's fiscal year ended December 31, 2009, and (ii) Forms 5 and amendments thereto and/or written representations furnished to us by any Director, officer or 10% security holder of the Company (collectively "Reporting Persons") stating that he or she was not required to file a Form 5 during the Company's fiscal year ended December 31, 2009, it has been determined that all Officers, Directors and persons who beneficially own more than 10% of a registered class of the Company's equity securities have met their reporting obligations set forth in Section 16(a) of the Exchange Act.

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

ITEM 11. EXECUTIVE COMPENSATION

The Summary Compensation Table below sets forth compensation paid by the Company for the fiscal years ended December 31, 2009 and 2008 for services to its Principal Executive Officer and other Executive Officers who received a total annual salary and bonus which exceeded $100,000.

SUMMARY COMPENSATION TABLE
NAME AND		ANNUAL AND TOTAL
POSITION	YEAR	COMPENSATION
Eliron Yaron,
Chairman, Principal Executive	2009	$163,104
Officer and Principal Financial	2008	$174,403	(1)
And Accounting Officer

(1) Includes $16,035 of compensation paid by the Company's subsidiary in Israel.

Mr. Yaron did not receive a bonus or any type of other compensation, not mentioned above, for the three years presented.

OPTION GRANTS IN 2009

None of the Named Executive Directors were granted any options during the year ended December 31, 2009.

AGGREGATE OPTIONS EXERCISED IN 2009 AND 2008 YEAR END VALUES

Not applicable.

EQUITY COMPENSATION PLAN INFORMATION

Not applicable.

EXECUTIVE EMPLOYMENT

In March 2005, we entered into a Consulting Agreement ("Consulting Agreement") with Hull Services Inc. ("Hull"), a company wholly-owned and controlled by Eliron Yaron, the Chairman of the Board of Directors and the Principal Executive Officer of the Company. Pursuant to the terms of this Consulting Agreement, we pay to Hull $156,000 per annum in installments of $3,000 per week for Mr. Yaron’s services, in addition to reimbursing all reasonable expenses incurred in connection with services rendered on behalf of our Company. The compensation accrues and is paid when funds for such payments are available. As of December 31, 2009, accrued and outstanding fees to Hull are $291,152. The Consulting Agreement continues in effect through March 2010 and contains certain customary confidentiality and non-compete provisions. The Consulting Agreement is renewed automatically for successive one year periods until either party gives the other a 180-day prior written notice of its intent to terminate the Consulting Agreement. As of December 31, 2009, no prior written notice with the intent to terminate the Consulting Agreement was provided. Therefore, the Consulting Agreement has been automatically extended until March 2011.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of April 12, 2010, concerning all persons known by us to own beneficially more than 5% of our Common Stock and concerning shares beneficially owned by each Director and named Executive Officer and by all Directors and Executive Officers as a group. Unless expressly indicated otherwise, each stockholder exercises sole voting and investment power with respect to the shares beneficially owned.

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

The address of each Executive Officer and Director is 39 Broadway, New York, NY 10006. We have calculated the percentages of shares beneficially owned based on 18,477,492 shares of Common Stock outstanding at April 12, 2010.

Name and Address of Beneficial
Owner
	Shares of Common Stock Stock	Percentage Ownership of Shares of Common Stock (1)	Preferred Shares of (2)	Voting Power of Shares of Preferred Stock
Executive Officers and
Directors
Eliron Yaron	1,367,953	7.4%	1,000,000	52%

Issac Maizel	0		0
Yossi Levi	0		0
All Executive Officers	1,367,953	7.4%	1,000,000	52%
and Directors as a group
(3 persons)
5% Stockholders
Joseph Corso (3)	3,560,000	19.3%	0	*
All Executive Officers,
Directors and 5%
Stockholders as a group	4,927,953	26.7%	1,000,000	52%
(4 persons)
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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

In March 2005, we entered into a Consulting Agreement ("Consulting Agreement") with Hull Services Inc. ("Hull"), a company wholly-owned and controlled by Eliron Yaron, the Chairman of the Board of Directors and the Principal Executive Officer of the Company. Pursuant to the terms of this Consulting Agreement, we pay to Hull $156,000 per annum in installments of $3,000 per week for Mr. Yaron’s services, in addition to reimbursing all reasonable expenses incurred in connection with services rendered on behalf of our Company. The compensation accrues and is paid when funds for such payments are available. As of December 31, 2009, accrued and outstanding fees to Hull are $291,152. The Consulting Agreement continues in effect through March 2010 and contains certain customary confidentiality and non-compete provisions. The Consulting Agreement is renewed automatically for successive one year periods until either party gives the other a 180-day prior written notice of its intent to terminate the Consulting Agreement. As of December 31, 2009, no prior written notice with the intent to terminate the Consulting Agreement was provided. Therefore, the Consulting Agreement has been automatically extended until March 2011.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

From July 17, 2006 and through the subsequent periods for fiscal year ended December 31, 2009, our principal independent auditor was Rotenberg Meril Solomon Bertiger & Guttilla, P.C. ("RMSBG"). The following are the services provided and the amount billed:

AUDIT FEES

The aggregate fees billed or to be billed by RMSBG for professional services rendered for the audit of the Company's annual  financial statements for the fiscal year ended December 31, 2009 and 2008 and for the review of the  financial statements included in the Company's Quarterly Reports on Form 10-Q for the three, six and nine month periods ended March 31, 2009 and 2008, June 30, 2009 and 2008 and September 30, 2009 and 2008 were $36,000 and $36,000, respectively.

AUDIT RELATED FEES

Other than the fees described under the caption "Audit Fees" above, RMSBG did not bill any fees for services rendered to us during fiscal years 2009 and 2008 for assurance and related services in connection with the audit or review of our  financial statements.

TAX FEES

Fees billed by RMSBG for tax services rendered during the fiscal years ended December 31, 2009 and 2008 were approximately $1,000 and $1,000, respectively.

ALL OTHER FEES

There were no fees billed by RMSBG for other professional services rendered during the periods for fiscal years ended December 31, 2009 and 2008, respectively.

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

SHELRON GROUP, INC.

Dated: April 13, 2010	By:	/s/ Eliron Yaron
Eliron Yaron
Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Company and in the capacities and on the date indicated.

Signature	Capacity	Date
/s/ Eliron Yaron	Chairman and Director	April 13, 2010

/s/ Issac Maizel	Director	April 13, 2010
/s Yossi Levi	Director	April 13, 2010

SHELRON GROUP INC.

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and Stockholders of
Shelron Group, Inc.

We have audited the accompanying  balance sheets of Shelron Group, Inc. (the “Company”) as of December 31, 2009 and 2008, and the related  statements of operations, changes in stockholders’ (deficiency) equity and cash flows for the years then ended. These  financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these  financial statements based on our audits.

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

In our opinion, the  financial statements referred to above present fairly, in all material respects, the  financial position of the Company as of December 31, 2009 and 2008 and the results of its  operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the  financial statements, the Company’s recurring losses from operations, stockholders' deficiency and working capital deficiency raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The accompanying  financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rotenberg Meril Solomon Bertiger & Guttilla, P.C.
Saddle Brook, New Jersey
April 9, 2010

SHELRON GROUP INC.
BALANCE SHEETS
	December 31,	December 31,
	2009	2008
ASSETS

Current Assets:
Cash	$282	$47,893
Accounts receivable, net	895	3,324
Other current assets	-	2,142

Total Current Assets	1,177	53,359

Property and Equipment net of accumulated depreciation of $211,126 and $210,051, respectively	263	9,025
Intangible assets, net of amortization of $0 and $14,000, respectively	-	26,000
Assets held for sale	-	134,195

Total Assets	$1,440	$222,579

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Accounts payable and accrued expenses	$81,736	$40,490
Due to stockholders	291,152	188,620
Convertible note payable	50,000	50,000

Total Current Liabilities	422,888	279,110

Liability for common stock to be issued to officer	162,195	110,000
Liabilities held for sale	-	163,520

Total Liabilities	585,083	552,630

Commitment

Stockholders' Deficiency (post reverse split):
Series A convertible preferred stock $0.001 par value per share, Authorized 1,000,000 shares; Issued and outstanding 1,000,000 shares	1,000	1,000
Common stock, par value $0.001par value per share Authorized 500,000,000 shares; Issued and outstanding 18,477,492 shares and 17,447,492 shares, respectively	18,477	17,447
Additional paid-in capital	5,497,806	5,500,686
Accumulated deficit	(6,100,926)	(5,849,184)

Total Stockholders' Deficiency	(583,643)	(330,051)

Total Liabilities and Stockholders' Deficiency	$1,440	$222,579

The accompanying notes to these financial statements are an integral part of these statements.

SHELRON GROUP INC.
STATEMENTS OF OPERATIONS
	Year Ended
	December 31,	December 31,
	2009	2008

Revenues	$896	$45,265

Operating Expenses:
Consulting fees	24,129	74,559
Employment compensation	163,104	158,368
Professional fees	38,000	44,495
Marketing and advertising	(6,083)	60,589
Office and general expenses	12,333	53,761
Rent	-	10,991
Depreciation and amortization	12,762	36,526
Bank charges	4,119	3,024
Bad debt expense	3,262	-
Intangible asset impairment loss	22,000	-

Total Operating Expenses	273,626	442,313

Loss from continuing operations	(272,730)	(397,048)

Other Income (Expense)
Interest expense	(3,750)	-
Interest income	-	438

Loss from Continuing Operations	(276,480)	(396,610)

Discontinued Operations:
Loss from discontinued operations	(42,774)	(30,091)
Gain on disposition of discontinued operations	67,512	-

Income (loss) from Discontinued Operations	24,738	(30,091)

Net Loss	$(251,742)	$(426,701)

Net loss per share:
Continuing Operations – basic and diluted	$(0.02)	$(0.02)
Discontinued Operations – basic and diluted	$0.00	$(0.00)

Weighted average shares outstanding
Basic and Diluted	17,987,108	16,884,259

The accompanying notes to these financial statements are an integral part of these statements.

SHELRON GROUP INC.
STATEMENTS OF STOCKHOLDERS' (DEFICIENCY) EQUITY

	Preferred Stock		Common Stock
	Number		Price	Number		Additional		Total
	of		Per	of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Share	Shares	Amount	Capital	Deficit	Deficiency

Balance at January 1, 2008	1,000,000	$1,000	$-	16,427,546	$16,428	$5,423,705	$(5,422,483)	$18,650

Issuance of Common Stock for capital contributions	-	-	-	433,333	433	49,567	-	50,000

Issuance of Common Stock for consulting fees and services	-	-	-	586,613	586	27,414	-	28,000

Net loss	-	-	-	-	-	-	(426,701)	(426,701)

Balance at December 31, 2008	1,000,000	$1,000	-	17,447,492	$17,447	$5,500,686	$(5,849,184)	$(330,051)

Issuance of Common Stock for consulting fees and services	-	-	-	1,150,000	1,150	12,000	-	13,150

Cancellation of Common Stock issued for consulting fees and services	-	-	-	(120,000)	(120)	(14,880)	-	(15,000)

Net loss	-	-	-	-	-	-	$(251,742)	(251,742)

Balance at December 31, 2009	1,000,000	$1,000	-	18,477,492	$18,477	$5,497,806	$(6,100,926)	$(583,643)

The accompanying notes to these financial statements are an integral part of these statements.

SHELRON GROUP INC.
STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,	December 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(251,742)	$(426,701)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,762	36,526
Common stock issued for consulting fees and services	13,150	28,000
Cancellation of common stock issued for consulting fees and services	(15,000)	-
Allowance for doubtful accounts	3,262	-
Impairment of intangible asset	22,000	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(833)	16,417
Decrease (increase) in other current assets	2,142	(2,142)
Increase in accounts payable	41,247	629
Increase in due to stockholders	102,532	105,004
Net cash used in operating activities	(70,480)	(242,267)

Discontinued Operations
Adjustments to reconcile net cash (used in) provided by discontinued operations	(29,326)	(16,638)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from officer for common stock to be issued	52,195	110,000
Proceeds from issuance of common stock	-	15,000
Proceeds from notes payable	-	50,000
Net cash provided by financing activities	52,195	175,000

Net decrease in cash	(47,611)	(83,905)
Cash at beginning of year	47,893	131,798

Cash at end of year	$282	$47,893

Supplemental Cash Flow Information
Disposition of subsidiary - non-cash
Assets disposed	$121,190	-
Liabilities disposed	$188,702
Gain on disposition of discontinued operations	$67,512
Payment of interest	-	-

The accompanying notes to these financial statements are an integral part of these statements.

SHELRON GROUP INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2009 and 2008

NOTE 1 - THE COMPANY AND ITS OPERATIONS

Shelron Group, Inc. (the "Company") originally incorporated in the State of Massachusetts in June 1987, under the name "Professional Brushes, Inc." In April 1999, the Company changed its state of incorporation to Delaware by means of a merger with and into a Delaware company and, in connection therewith, changed our name to "PB Acquisition Corp." In May 2000, the Company entered into a share exchange agreement with TTTTickets.com, Inc., a Delaware corporation ("Tickets") incorporated in April 2000 for the purposes of developing and maintaining an internet website for the sale and purchase of event tickets, pursuant to which Tickets became a wholly owned subsidiary of the Company. We also changed our name to "TTTTickets Holding Corp." Thereafter, in November 2001, we entered into a stock purchase and merger agreement with B-Park Communications, Inc., ("B-Park") a Delaware corporation formed in August 2001 for the sole purpose of entering into such agreement. In September 2002, we changed our name to Shelron Group, Inc.

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

On October 20, 2008, the Company also effected a one to twenty-five reverse stock split of its shares of common stock, par value $0.001.  All share figures and results in the financial statements are reflected on a post reverse split basis.

At the present time, the Company does not intend to actively promote its current Activeshopper product but will instead explore new opportunities in the media/internet/high-tech fields.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred losses of $251,742 and $426,701 for the years ended December 31, 2009 and 2008, and a working capital deficiency which raises substantial doubt about the Company's ability to continue as a going concern.

Management believes that the Company will continue to incur losses and negative cash flows from operating activities for the foreseeable future and will need additional equity or debt financing to sustain its operations until it can achieve profitability and positive cash flows, if ever. Management plans to seek additional debt and/or equity financing for the Company, but cannot assure that such financing will be available on acceptable terms.  The Company's continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required. The outcome of this uncertainty cannot be assured. The Company is currently dependent on its President to continue to fund the Company. If the Company is unable to acquire or develop an operating business the Company will be unable to fund itself. There is no guarantee that our President will continue to fund the Company.

The accompanying consolidating financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that management will be successful in implementing its business plan or that the successful implementation of such business plan will actually improve the Company's operating results.

NOTE 2 – DISCONTINUED OPERATIONS

On October 1, 2010, we discontinued the operations and disposed of our subsidiary. The operations for our discontinued subsidiary resulted in a net loss of $42,774 and $30,091 for the years ended December 31, 2009 and 2008, respectively. The operating results of this subsidiary are classified as discontinued operations in the statements of operations. The total of the assets and liabilities disposed was $121,190 and $188,702, respectively.  We recorded a gain on the disposition of our subsidiary in the amount of $67,512.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following accounting policies have been identified as critical to the Company's business operations and the understanding of its results of operations.

Basis of Presentation and Principles of Consolidation

The Company’s financial statements are prepared in conformity with US generally accepted accounting principles ("GAAP").

Prior to October 1, 2009 the accompanying financial statements included the accounts of Shelron Group Inc. (the "Company") and its wholly owned subsidiary. All significant inter company transactions were eliminated.

Adoption of Codification

Effective July 1, 2009, the FASB's ASC became the single official source of authoritative, nongovernmental generally accepted accounting principles in the United States ("GAAP"). The historical GAAP hierarchy was eliminated and the ASC became the only level of authoritative GAAP, other than guidance issued by the Securities and Exchange Commission. Our accounting policies were not affected by the conversion to ASC. However, references to specific accounting standards in the footnotes to our financial statements have been changed to refer to the appropriate section of ASC.

Management does not believe that any recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying financial statements.

Reclassifications
Certain prior period amounts have been reclassified to conform to current classifications.

Use of Estimates
These financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The Company continually evaluates the accounting policies and estimates used to prepare the financial statements. The Company bases its estimates on historical experiences and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management.

Functional Currency
The majority of Company’s sales are in United States dollars. In addition, the majority of the Company’s investing and financing activities are in United States dollars. Accordingly, the Company has determined the United States dollar as the currency of its primary economic environment and thus, its functional and reporting currency. Non-dollar transactions and balances have been measured in United States dollars in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 830, “Foreign Currency Matters.” All transaction gains and losses from the measurement of monetary balance sheet items denominated in non-dollar currencies are reflected in the statement of operations as financial income or expenses, as appropriate.

Concentration of Credit Risk
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

Accounts Receivable
Accounts receivable are reported at their outstanding unpaid principal balances reduced by an allowance for doubtful accounts. The Company estimates doubtful accounts based on historical bad debts, factors related to specific customers' ability to pay, and current economic trends. The Company writes off accounts receivable against the allowance when a balance is determined to be uncollectible.  At December 30, 2009 and 2008 the allowance for doubtful accounts was $3262 and 0, respectfully.

Property and Equipment
Depreciation of property and equipment is provided for by the straight-line method over the estimated useful lives of the related assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

Intangible Assets
Intangible assets are carried at cost less accumulated amortization. Amortization is computed on the straight-line method over the estimated useful lives of the assets. We periodically review the carrying value of our intangible assets to determine whether impairment may exist under the provisions of FASB ASC 360, “Property, Plant and Equipment.” We consider relevant cash flow and profitability information, including estimated future operating results, trends and other available information, in assessing whether the carrying value of the intangible assets can be recovered. If it is determined that the carrying value of the intangible assets will not be recovered from the undiscounted future cash flows, the carrying value of the assets would be considered impaired. An impairment charge is measured as any deficiency in the amount of estimated fair value of the intangible assets over carrying value.

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

Income Taxes
The Company accounts for income taxes under the provisions of FASB ASC 740, “Income Taxes.” This pronouncement requires recognition of deferred tax assets and liabilities for the estimated future tax consequences of events attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of changes in tax rates is recognized in the statement of operations in the period in which the enactment rate changes. Deferred tax assets and liabilities are reduced through the establishment of a valuation allowance at such time as, based on available evidence, it is more likely than not that the deferred tax assets will not be realized.

Effective January 1, 2007, the Company adopted the provisions of FASB ASC 740-10-05, “Accounting for Uncertainties in Income Taxes” The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

	2009	2008

Series A convertible preferred stock	1,000,000	1,000,000
Convertible note payable	1,892,606	448,437

Stock Based Compensation
The Company records compensation expense associated with stock options and other forms of equity compensation in accordance with FASB ASC 718, “Compensation – Stock Compensation.” Under the fair value recognition provision of FASB ASC 718, stock-based compensation cost is estimated at the grant date based on the fair value of the award. The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option pricing model.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2009 and 2008 consists of:
	December 31,
	2009	2008	useful life
Software	$150,000	$150,000	5 years
Computer and office equipment	45,614	45,498	3-7 years
Furniture and fixtures	15,775	23,578	5-10 years

	211,389	224,465

Less - accumulated depreciation and amortization	211,126	210,051

	$263	$9,025

Depreciation and amortization from continuing operations amounted to $12,762 and $36,526 for the years ended December 31, 2009 and 2008, respectively.

NOTE 5 - INTANGIBLE ASSETS

On April 18, 2005, the Company entered into an agreement with Infospace, Inc. to purchase the rights, title and interest of Infospace, Inc. in the U.S. and foreign trademarks, trade names and service marks for "ActiveShopper" and the domain names activeshopper.com, activeshopper.org, active-shop.com, active-shopper.com, active-shopper.net and active-shopper.org. The Company made a one-time payment of $40,000.  The asset was being amortized on a straight-line basis over a period of ten years.

Amortization totaled $4,000 and $4,000 for the years ended December 31, 2009 and 2008, respectively.  At December 31, 2009, the Company determined that since the Company has changed its business strategy and it is no longer actively promoting its current ActiveShopper product, the asset related to the ActiveShopper name became impaired.  The Company recorded an impairment loss of $22,000 during the period.

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

For each of the years ended December 31, 2009 and 2008, consulting services totaled $163,104 and $158,368, respectively.  Such amounts are reflected on the statements of operations as employment compensation.  At December 31, 2009 and 2008, the Company owed Hull $291,152 and $188,620, respectively.

Eliron Yaron
Mr. Yaron is the Company's Principal Executive Officer/Principal Financial and Accounting Officer.  At December 31, 2009 and 2008, the Company owed Mr. Yaron a total of $0 and $44,876, respectively.

Liability for Common Stock to be issued to officer
In 2009 and 2008, the Company received proceeds totaling $52,195 and $110,000, respectively, for shares of Common Stock to be issued to Mr. Yaron. As the shares were not issued as of December 31, 2009, the proceeds were not included in stockholders’ deficiency but classified as a liability for common stock to be issued to officer. The liability totaled $162,195 and $110,000 as of December 31, 2009 and 2008, respectively.

NOTE 7 – NOTES PAYABLE

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

As of the filing of this Annual Report on Form 10-K, the Company has not made any payments in respect of the amounts due.  The non-payment of this amount constitutes an event of default under the transaction document.  However, the pertinent documents provide that any action upon such default can only be initiated by the note holder.  Such an action has not been commenced. From and after an event of non-payment under the note and for so long as the event of non-payment is continuing, the note will bear interest at a rate of 6% per annum.

Note Payable
On December 30, 2008, the Company’s subsidiary issued a note payable for $100,000 in order to acquire a license to utilize software, trademarks and domain names. The note bore interest at 4% per annum and matured on December 30, 2009.  As a result of the disposition of the subsidiary, the note payable is no longer reflected.

NOTE 8 - STOCKHOLDERS' (DEFICIENCY) EQUITY

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

Issuance (cancellation) of shares of Common Stock
During the year ended December 31, 2009, the Company issued (net of cancellation of 120,000 shares of Common Stock) 1,030,000 shares of its Common Stock to one service provider in consideration of services rendered totaling $13,150.

During the year ended December 31, 2008, the Company issued 586,613 shares of its Common Stock to service providers in consideration of services rendered totaling $28,000.

On July 1, 2008, the Company issued 200,000 shares of common stock to an investor under a Shares Purchases Agreement for proceeds totaling $15,000.

In May 2008, the Company issued 233,333 shares of its common stock to Eliron Yaron at $0.15 per share for gross proceeds of $35,000.  The proceeds were received by the Company in December 2007.

NOTE 9 – REVENUE AND MAJOR CUSTOMERS

During the years ended December 31, 2009 and 2008, revenues from continuing operations in the amount of $896 and $47,893 were generated from the implementation of partnership agreements according to which traffic is directed to merchants' websites through ActiveShopper.

During the year ended December 31, 2009, all revenues were generated from one customer.  This customer comprised approximately 66% of the Company's accounts receivables at December 31, 2009, of which another customer accounted for approximately 35% of accounts receivable.

During the year ended December 31, 2008, revenues generated from two customers accounted for approximately 96% of total revenues, of which one customer accounted for approximately 95% of total revenues.  These customers comprise approximately 57% of the Company's accounts receivables at December 31, 2008, of which one customer accounted for approximately 51% of accounts receivable.

Revenues were earned in the following countries:

	2009	2008
United States	$896	$46,851
United Kingdom	-	243
Others	-	799

Total	$896	$47,893

NOTE 10 - INCOME TAXES

The deferred income tax assets at December 31, 2009 and 2008 relate to temporary differences between the financial statement carrying amounts and their tax basis.  Assets that give rise to the deferred tax assets are as follows at December 31:

	2009	2008
Net operating loss carry forwards	$2,032,418	$1,739,000
Valuation allowance	(2,032,418)	(1,739,000)

Net income tax assets	$-	$-

A valuation allowance has been established equal to the full amount of the deferred tax assets as the Company is not assured at December 31, 2009 and 2008 that it is more likely than not that these benefits will be realized.

The change in valuation allowance for the years ended December 31, 2009 and 2008 was an increase of $293,000 and $144,000, respectively, due to increases in net operating loss carry forwards.

At December 31, 2009, the Company has unused federal net operating loss carry forwards of approximately $5,377,000 expiring between 2021 and 2030.

The Company does not currently expect any significant changes to unrecognized tax benefits during the fiscal year ended December 31, 2010. The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2009 and 2008, the Company had no accrued interest or penalties. In certain cases, the Company's uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. The Company files federal and state income tax returns in jurisdictions with varying statutes of limitations. The 2006 through 2008 tax years generally remain subject to examination by federal and most state tax authorities.

NOTE 11 -  COMMITMENT

We maintain an office at 39 Broadway, New York, New York.  No rent is charged for this space.  In April 2008, we terminated the lease of an apartment in New York, NY, from an unaffiliated party for which we had paid approximately $2,700 per month.

The Company’s subsidiary had a lease agreement for an approximately 77 square meters of office space at 22 a Raul Wallenberg Street, Tel Aviv, Israel from an unaffiliated party for approximately $1,500 per month in addition to certain occupancy and office maintenance costs. As a result of the disposition of the subsidiary, the lease is no longer reflected.

Rent expense included in continuing operations for the years ended December 31, 2009 and 2008 totaled $0 and $10,991, respectively.

NOTE 13 -  SUBSEQUENT EVENT

On March 30, 2010, Mr. Yaron agreed to increase his investment in the Company by contributing 200,000 shares of stock of a publicly traded Over-The-Counter Bulletin Board company.  On March 30, 2010 the shares to be contributed had a value of $64,000 based on the closing price per share of the stock on such day.