Form 10-Q
period 2010-03-31
SHELRON GROUP INC
filed 2010-05-21
CIK 1125903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:
March 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from: _____________ to _____________

 SHELRON GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	000-31176	04-2968425
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

39 Broadway, New York, NY 10006
(Address of Principal Executive Office) (Zip Code)

(516) 620-6794
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
As of May 10, 2010, there were 18,477,492 shares of common stock outstanding.

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

SHELRON GROUP, INC.
Table of Contents

Page
Part I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited):

Balance Sheets at March 31, 2010 and December 31, 2009	2

Statements of Operations for the three months ended
March 31, 2010 and 2009	3

Statements of Cash Flows for the three months ended
March 31, 2010 and 2009	4

Notes to Financial Statements	5

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations	8

Item 3. Quantitative and Qualitative Disclosures About Market Risk	10

Item 4(T). Controls and Procedures	11

Part II. OTHER INFORMATION	12

Item 1. Legal Proceedings	12

Item 1A. Risk Factors	12

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3. Defaults upon Senior Securities	12

Item 4. Removed and Reserved	12

Item 5. Other Information	12

Item 6. Exhibits	12

Signatures	12

Certifications

FORWARD LOOKING STATEMENTS

CERTAIN STATEMENTS MADE IN THIS QUARTERLY REPORT ON FORM 10-Q ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY TERMINOLOGY SUCH AS "MAY", "WILL", "SHOULD", "EXPECTS", "INTENDS", "ANTICIPATES", "BELIEVES", "ESTIMATES", "PREDICTS", OR "CONTINUE" OR THE NEGATIVE OF THESE TERMS OR OTHER COMPARABLE TERMINOLOGY. BECAUSE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, THERE ARE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS. ALTHOUGH THE COMPANY BELIEVES THAT EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CANNOT GUARANTEE FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS. MOREOVER, NEITHER THE COMPANY NOR ANY OTHER PERSON ASSUMES RESPONSIBILITY FOR THE ACCURACY AND COMPLETENESS OF THESE FORWARD-LOOKING STATEMENTS. THE COMPANY IS UNDER NO DUTY TO UPDATE ANY FORWARD-LOOKING STATEMENTS AFTER THE DATE OF THIS REPORT TO CONFORM SUCH STATEMENTS TO ACTUAL RESULTS.

SHELRON GROUP, INC.
BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS

Current Assets:
Cash	$-	$282
Accounts receivable, net	895	895

Total Current Assets	895	1,177

Property and Equipment, net of accumulated depreciation of $211,389 and $211,126, respectively	-	263

Total Assets	$895	$1,440

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Bank overdraft	$512	$-
Accounts payable and accrued expenses	101,987	81,736
Due to stockholders	326,064	291,152
Convertible note payable	50,000	50,000

Total Current Liabilities	478,563	422,888

Liability for common stock to be issued to officer	173,242	162,195

Total Liabilities	651,805	585,083

Commitment

Stockholders' Deficiency:
Series A convertible preferred stock $0.001 par value per share, Authorized 1,000,000 shares; Issued and outstanding 1,000,000 shares	1,000	1,000
Common stock, par value $0.001 par value per share Authorized 500,000,000 shares; Issued and outstanding 18,477,492 shares and 18,477,492 shares, respectively	18,477	18,477
Additional paid-in capital	5,497,806	5,497,806
Accumulated deficit	(6,168,193)	(6,100,926)

Total Stockholders' Deficiency	(650,910)	(583,643)

Total Liabilities and Stockholders' Deficiency	$895	$1,440

The accompanying notes to these financial statements are an integral part of these statements.

SHELRON GROUP, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,	March 31,
	2010	2009

Revenues	$-	$211

Operating Expenses:
Consulting fees	14,600	10,310
Employment compensation	39,000	41,368
Professional fees	12,000	10,000
Marketing and advertising	-	(26,654)
Office and general expenses	280	8,051
Depreciation and amortization	263	8,928
Bank charges	374	930

Total Operating Expenses	66,517	52,933

Loss from operations	(66,517)	(52,722)

Other Income (Expense):
Interest expense	(750)	(1,543)

Loss from Continuing Operations	(67,267)	(54,265)

Discontinued Operations:
Loss from discontinued operations	-	(10,037)

Loss from Discontinued Operations	-	(10,037)

Net Loss	$(67,267)	$(64,302)

Net loss per share:
Continuing Operations - basic and diluted	$0.00	$0.00
Discontinued Operations - basic and diluted	$0.00	$0.00

Weighted average shares outstanding Basic and Diluted	18,477,492	17,493,048

The accompanying notes to these financial statements are an integral part of these statements.

SHELRON GROUP, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,	March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(67,267)	$(64,302)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	263	8,928
Common stock issued for consulting fees and services	-	1,250
Changes in operating assets and liabilities:
Decrease in accounts receivable	-	10
Increase in bank overdraft	512	-
Increase in accounts payable	20,251	9,932
Increase in due to stockholders	34,912	5,088
Net cash used in operating activities	(11,329)	(39,094)

Discontinued Operations
Adjustments to reconcile net cash used in discontinued operations	-	(16,700)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from officer for common stock to be issued	11,047	8,500
Net cash provided by financing activities	11,047	8,500

Net decrease in cash	(282)	(47,294)
Cash at the beginning of the period	282	50,183

Cash at the end of the period	$-	$2,889

The accompanying notes to these financial statements are an integral part of these statements.

SHELRON GROUP, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred losses of $67,267 and $64,302 for the three months ended March 31, 2010 and 2009, and has a working capital deficiency which raises substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 2 – DISCONTINUED OPERATIONS

On October 1, 2009, we discontinued the operations and disposed of our subsidiary. The operations for our discontinued subsidiary resulted in a net loss of $10,037 for the three months ended March 31, 2009. The operating results of this subsidiary are classified as discontinued operations in the statements of operations.

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim financial statements reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods presented. The condensed consolidated financial statements are unaudited and are subject to such year-end adjustments as may be considered appropriate and should be read in conjunction with the historical financial statements of the Company for the years ended December 31, 2009 and 2008 included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009. The December 31, 2009 balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2010.

These interim financial statements have been prepared in accordance with US Generally Accepted Accounting Principles ("US GAAP") and under the same accounting principles as the financial statements included in the Annual Report on Form 10-K. Certain information and footnote disclosures related thereto normally included in the financial statements prepared in accordance with US GAAP have been omitted in accordance with Rule 8.03 of Regulation S-X.

Consolidation
Prior to October 1, 2009 the accompanying financial statements included the accounts of Shelron Group Inc. and its wholly-owned subsidiary. All significant inter company transactions were eliminated.

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

Loss Per Share
Basic loss per share is computed by dividing net loss by the weighted-average number of shares of Common Stock outstanding during the period. Diluted loss per share give effect to dilutive convertible securities, options, warrants and other potential Common Stock outstanding during the period, only in periods in which such effect is dilutive.  The following securities have been excluded from the calculation of net loss per share, as their effect would be antidilutive:

	March 31,	March 31,
	2010	2009
Series A convertible preferred stock	1,000,000	1,000,000
Convertible note payable	1,919,014	1,653,329

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

For the three months March 31, 2010 and 2009, consulting services totaled $39,000 and $41,368, respectively.  Such amounts are reflected on the statements of operations as employment compensation.  At March 31, 2010 and December 31, 2009, the Company owed Hull $326,064 and $291,152, respectively.

Liability for Common Stock to be issued to officer
During the three months ended March 31, 2010 and 2009, the Company received proceeds totaling $11,047 and $8,500, respectively, for shares of Common Stock to be issued to Mr. Yaron, the Company's Principal Executive Officer/Principal Financial and Accounting Officer. As the shares were not issued as of March 31, 2010, the proceeds were not included in stockholders’ deficiency but classified as a liability for common stock to be issued to officer. The liability totaled $173,242 and $162,195 as of March 31, 2010 and December 31, 2009, respectively.

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

NOTE 6 - SUBSEQUENT EVENT

Subsequent to quarter end the President transferred 200,000 shares of restricted stock of a publicly traded over the counter bulletin board company to a service provider as payment for services incurred.  The market price of similar unrestricted shares totaled $64,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Shelron Group, Inc. (the “Company”, “we”, “our”, or “us”) develops e-commerce advertising and comparative shopping software products and services. At the present time, the Company does not intend to actively promote its current ActiveShopper product but will instead explore new opportunities in the media/internet/high-tech fields. We are also considering strategic acquisitions of synergistic technologies that management believes will enhance our market positioning.

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

Critical accounting policies and estimates:

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

We do not participate in, nor have we created, any off-balance sheet special purpose entities or other off-balance sheet financing.

We have identified the accounting policies below as critical to our business operations and the understanding of our results of operations.

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2010 (the "2010 Period") and the three months ended March 31, 2009 (the "2009 Period"):

Continuing Operations

Revenues and Major Customers

Revenues are from our ActiveShopper software. The decrease in revenues of $211 or 100% is attributable to the change in the Company’s strategy. As discussed above, during 2010, we did not actively promote our current ActiveShopper product. Instead, we explored new opportunities in the media/internet/high-tech fields. We also considered strategic acquisitions of synergistic technologies that management believes will enhance our market positioning. In addition, on October 1, 2009, we discontinued the operations of our subsidiary.

Operating Expenses
Operating expenses consist of salaries, consulting expenses, research and development, marketing and advertising and other expenses associated with the operations of our business. For the 2010 Period, operating expenses were $66,517, an increase of 25.7%, as compared to $52,933 for the 2009 Period.  The increase is primarily attributable to the marketing and advertising reimbursement in the 2009 Period of $26,654 as compared to no reimbursement or expenses in the 2010 Period. This was partially offset by increased office and general expenses and depreciation and amortization of $7,771 and $8,665 in the 2009 Period as compared to the 2010 Period.

Consulting Expenses
For the 2010 Period, consulting fees were $14,600, an increase of 41.6% as compared to $10,310 for the 2009 Period. The increase was primarily due to the Company's hiring of new accounting consultants during the 2010 Period.

Employment Compensation
Our sole full-time employee is our Principal Executive Officer/Principal Financial and Accounting Officer , Eliron Yaron.  For the 2010 Period and 2009 Period, employment compensation totaled $39,000 and $41,368, respectively.

Professional Fees
Professional fees consist primarily of legal, accounting and auditing. For the 2010 Period, professional fees were $12,000, an increase of 20.0% as compared to $10,000 for the 2009 Period. The increase in professional fees is primarily due to increased legal fees during the 2010 Period.

Marketing and advertising
For the 2010 Period, marketing and advertising expenses were $0 as compared to income of $26,654 resulting from an advertising reimbursement during the 2009 Period.

Discontinued Operations

On October 1, 2009, we discontinued the operations and disposed of our subsidiary. The operations for our discontinued subsidiary resulted in a net loss of $10,037 for the 2009 Period. The operating results of this subsidiary are classified as discontinued operations in the statements of operations.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have financed our operations primarily from cash generated through the sale of our Common Stock in private placements as well as from cash earned from our operations.

As of March 31, 2010, we had a cash balance of $0 and accounts receivable of $895.

Cash used in operating activities from continuing operations was $11,329 for the 2010 Period compared to $39,094 for the 2009 Period. The decrease in the operating cash used for the 2010 Period is primarily attributable to the cash needed to fund the loss for the 2010 Period.

Cash provided by financing activities in the 2010 Period was $11,047 compared to $8,500 for the 2009 Period which all related to proceeds received from Eliron Yaron, our President, for investments in the Company’s common stock.

Net cash used in discontinued operations amounted to $0 and in the 2010 Period and $16,700 in the 2009 Period.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred losses of $67,267 and $64,302 for the three months ended March 31, 2010 and 2009, and has a working capital deficiency which raises substantial doubt about the Company's ability to continue as a going concern.

The Company is currently dependent on its President, Mr. Yaron, to continue to fund the Company. If the Company is unable to acquire or develop an operating business the Company will be unable to fund itself. There is no guarantee that Mr. Yaron will continue to fund the Company.

Subsequent to quarter end the President transferred 200,000 shares of restricted stock of a publicly traded over the counter bulletin board company to a service provider as payment for services incurred.  The market price of similar unrestricted shares totaled $64,000.

Management believes the Company will continue to incur losses and negative cash flows from operating activities for the foreseeable future and will need additional equity or debt financing to sustain its operations until it can achieve profitability and positive cash flows, if ever. The Company’s continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required. The outcome of this uncertainty cannot be assured. Our independent registered public accounting firm, in their reports on our financial statements for the year ended December 31, 2009, expressed substantial doubt about our ability to continue as a going concern. These circumstances could complicate our ability to raise additional capital. Our financial statements do not include any adjustments to the carrying amounts of our assets and liabilities that might result from the outcome of this uncertainty.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for Smaller Reporting Companies.

ITEM 4(T). CONTROLS AND PROCEDURES

Evaluation of Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer, who also acts as our Chief Financial Officer, the Company evaluated the effectiveness of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The evaluation considered the procedures designed to provide assurance to ensure that information required to be disclosed by us in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were effective at that reasonable assurance level, as of March 31, 2010.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. REMOVED AND RESERVED

Not Applicable.

ITEM 5. OTHER INFORMATION

Not Applicable.

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1	PEO and PFO certifications required under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	PEO and PFO certifications required under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Capacity	Date
/s/ Eliron Yaron	Chief Executive Officer, President and Principal Financial	May 21, 2010
Eliron Yaron	Accounting Officer