Form 10-Q
period 2010-06-30
SHELRON GROUP INC
filed 2010-08-23
CIK 1125903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:
June 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from: _____________ to _____________

Commission File Number: 000-31176

SHELRON GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	04-2968425
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation)	Identification No.)

39 Broadway, New York, NY 10006
(Address of Principal Executive Office) (Zip Code)

(516) 620-6794
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐  Yes    ☒ No

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
As of August 10, 2010, there were 18,477,492 shares of common stock outstanding.

SHELRON GROUP, INC.

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

SHELRON GROUP, INC.
BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS

Current Assets:
Cash	$454	$282
Accounts receivable, net	895	895

Total Current Assets	1,349	1,177

Property and Equipment, net of accumulated depreciation of $211,389 and $211,126, respectively	-	263

Total Assets	$1,349	$1,440

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Accounts payable and accrued expenses	$108,737	$81,736
Due to stockholders	361,118	291,152
Convertible note payable	50,000	50,000

Total Current Liabilities	519,855	422,888

Liability for common stock to be issued to officer	171,490	162,195

Total Liabilities	691,345	585,083

Stockholders' Deficiency:
Series A convertible preferred stock $0.001 par value per share, Authorized 1,000,000 shares; Issued and outstanding 1,000,000 shares	1,000	1,000
Common stock, par value $0.001 par value per share Authorized 500,000,000 shares; Issued and outstanding 18,477,492 shares and 18,477,492 shares, respectively	18,477	18,477
Additional paid-in capital	5,497,806	5,497,806
Accumulated deficit	(6,207,279)	(6,100,926)

Total Stockholders' Deficiency	(689,996)	(583,643)

Total Liabilities and Stockholders' Deficiency	$1,349	$1,440

  The accompanying notes to these financial statements are an integral part of these statements.

SHELRON GROUP, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009

Revenues	$17,690	$-	$17,690	$211

Operating Expenses:
Consulting fees	11,565	16,319	26,165	26,629
Employment compensation	39,000	41,368	78,000	82,736
Professional fees	5,000	9,000	17,000	19,000
Marketing and advertising	-	580	-	(26,074)
Office and general expenses	-	7,567	280	15,618
Depreciation and amortization	-	1,303	263	10,231
Bank charges	461	2,424	835	3,354

Total Operating Expenses	56,026	78,561	122,543	131,494

Loss from operations	(38,336)	(78,561)	(104,853)	(131,283)

Other Income (Expense):
Interest (expense) income	(750)	122	(1,500)	(1,421)

Loss from Continuing Operations	(39,086)	(78,439)	(106,353)	(132,704)

Discontinued Operations:
Loss from discontinued operations	-	(21,282)	-	(31,319)

Loss from Discontinued Operations	-	(21,282)	-	(31,319)

Net Loss	$(39,086)	$(99,721)	$(106,353)	$(164,023)

Net loss per share:
Continuing Operations - basic and diluted	$0.00	$(0.01)	$(0.01)	$(0.01)
Discontinued Operations - basic and diluted	0.00	0.00	0.00	0.00
Total	$0.00	$(0.01)	$(0.01)	$(0.01)
Weighted average shares outstanding – Basic and Diluted	18,477,492	17,577,500	18,477,492	17,535,061

The accompanying notes to these financial statements are an integral part of these statements.

SHELRON GROUP, INC.
  STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,	June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(106,353)	$(164,023)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	263	10,231
Common stock issued for consulting fees and services	-	11,650
Changes in operating assets and liabilities:
Increase in accounts receivable	-	(166)
Increase in accounts payable	27,001	20,812
Increase in due to stockholders	69,966	35,698
Net cash used in continuing operations	(9,123)	(85,798)
Net cash provided by discontinued operations	-	7,109
Net cash used in operating activities	(9,123)	(78,689)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from officer for common stock to be issued	9,295	36,330
Net cash provided by financing activities	9,295	36,330

Net increase (decrease) in cash	172	(42,359)
Cash at the beginning of the period	282	50,183

Cash at the end of the period	$454	$7,824

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

The Company was developing and marketing e-commerce advertising and comparative shopping software products and services. The Company released its initial product, ActiveShopper, in August 2004. ActiveShopper is a free software download that automatically scans, locates and compares prices for an item that a consumer selects at an e-commerce site and is designed to assist consumers to make informed purchase decisions by enabling them to find the items they are looking for, compare products, prices and stores, and buy from among thousands of online merchants.

At the present time, the Company does not intend to actively promote its current ActiveShopper product but will instead explore new opportunities in the media, internet, oil and gas and high-tech fields.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred continuing losses, has and has a working capital deficiency of approximately $518,000 and an accumulated deficit of approximately $6.2 million, all of which raises substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 2 – DISCONTINUED OPERATIONS

On October 1, 2009, we discontinued the operations and disposed of our subsidiary. The operations for our discontinued subsidiary resulted in a net loss of $21,282 and $31,319 for the three and six months ended June 30, 2009, respectively. The operating results of this subsidiary are classified as discontinued operations in the statements of operations.

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim financial statements reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods presented. The condensed consolidated financial statements are unaudited and are subject to such year-end adjustments as may be considered appropriate and should be read in conjunction with the historical financial statements of the Company for the years ended December 31, 2009 and 2008 included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009. The December 31, 2009 balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for the six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2010.

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

Consolidation
Prior to October 1, 2009, the accompanying financial statements included the accounts of Shelron Group Inc. and its wholly-owned subsidiary. All significant inter company transactions were eliminated.

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

	June 30,	June 30,
	2010	2009
Series A convertible preferred stock	1,000,000	1,000,000
Convertible note payable	1,923,122	1,839,739

Recently Issued Accounting Standards

Management does not believe that any recently issued but not yet effective accounting standard, if currently adopted, would have a material effect on the accompanying financial statements.

Subsequent Events

The Company has evaluated subsequent events through the date of the filing.

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

For the three months ended June 30, 2010 and 2009, consulting services totaled $39,000 and $41,368, respectively.  For the six months ended June 30, 2010 and 2009, consulting services totaled $78,000 and $82,736, respectively.  Such amounts are reflected on the statements of operations as employment compensation.  At June 30, 2010 and December 31, 2009, the Company owed Hull $361,118 and $291,152, respectively.

Liability for Common Stock to be issued to officer
During the six months ended June 30, 2010 and 2009, the Company received proceeds totaling $9,295 and $36,330, respectively, for shares of Common Stock to be issued to Mr. Yaron, the Company's Principal Executive Officer/Principal Financial and Accounting Officer. As the shares were not issued as of June 30, 2010, the proceeds were not included in stockholders’ deficiency but classified as a liability for common stock to be issued to officer. The liability totaled $171,490 and $162,195 as of June 30, 2010 and December 31, 2009, respectively.

NOTE 5 - CONVERTIBLE NOTE PAYABLE

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Shelron Group, Inc. (the “Company”, “we”, “our”, or “us”) developed e-commerce advertising and comparative shopping software products and services. At the present time, the Company does not intend to actively promote its current ActiveShopper product but will instead explore new opportunities in the media, internet, oil and gas and high-tech fields. We are also considering strategic acquisitions of synergistic technologies that management believes will enhance our market positioning.

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

We presently generate revenues primarily from consulting work performed regarding the media, internet, oil and gas and high tech fields as well as management of advertising campaigns through ActiveShopper.

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

RESULTS OF OPERATIONS

Comparison of the three months ended June 30, 2010 (the "2010 Period") and the three months ended June 30, 2009 (the "2009 Period"):

Continuing Operations

Revenues

Revenues for the three months ended June 30, 2010 and 2009 were $17,690 and $0, respectively.  The revenues in the 2010 Period resulted from consulting services performed by the Company for a company in the oil and gas industry and advertising campaigns.  As discussed above, during 2010, we did not actively promote our current ActiveShopper product. Instead, we explored new opportunities in the media, internet, oil and gas and high-tech fields and provided consulting services to some of these industries during the 2010 Period. We also considered strategic acquisitions of synergistic technologies that management believes will enhance our market positioning. In addition, on October 1, 2009, we discontinued the operations of our subsidiary.

Operating Expenses
Operating expenses consist of salaries, consulting expenses, research and development, marketing and advertising and other expenses associated with the operations of our business. For the 2010 Period, operating expenses were $56,026, a decrease of $22,535 or 28.7%, as compared to $78,561 for the 2009 Period.  The decrease is primarily attributable to decreased office and general expenses of $7,567, depreciation and amortization of $1,303, professional fees of $4,000, and consulting expenses of $4,754 in the 2010 Period as compared to the 2009 Period.

Consulting Expenses
For the 2010 Period, consulting fees were $11,565, a decrease of $4,754 or 29.1% as compared to $16,319 for the 2009 Period. The decrease was primarily due to the Company's hiring of new accounting consultants with lower fees during the 2010 Period.

Employment Compensation
Our sole full-time employee is our Principal Executive Officer/Principal Financial and Accounting Officer , Eliron Yaron.  For the 2010 Period and 2009 Period, employment compensation totaled $39,000 and $41,368, respectively.

Professional Fees
Professional fees consist primarily of legal, accounting and auditing. For the 2010 Period, professional fees were $5,000, a decrease of $4,000 or 44.4% as compared to $9,000 for the 2009 Period. The decrease in professional fees is primarily due to decreased fees incurred during the 2010 Period as a result of the slowdown in our business activities.

Discontinued Operations

On October 1, 2009, we discontinued the operations and disposed of our subsidiary. The operations for our discontinued subsidiary resulted in a net loss of $21,282 for the 2009 Period. The operating results of this subsidiary are classified as discontinued operations in the statements of operations.

Comparison of the six months ended June 30, 2010 (the "2010 Period") and the six months ended June 30, 2009 (the "2009 Period"):

Continuing Operations

Revenues

Revenues for the three months ended June 30, 2010 and 2009 were $17,690 and $211, respectively.  The revenues in the 2010 Period resulted from consulting services performed by the Company for a company in the oil and gas industry and advertising campaigns.  As discussed above, during 2010, we did not actively promote our current ActiveShopper product. Instead, we explored new opportunities in the media, internet, oil and gas and high-tech fields and provided consulting services to some of these industries during the 2010 Period. We also considered strategic acquisitions of synergistic technologies that management believes will enhance our market positioning. In addition, on October 1, 2009, we discontinued the operations of our subsidiary.

Operating Expenses

Operating expenses consist of salaries, consulting expenses, research and development, marketing and advertising and other expenses associated with the operations of our business. For the 2010 Period, operating expenses were $122,543, a decrease of $8,951 or 6.8%, as compared to $131,494 for the 2009 Period.  The decrease is primarily attributable to decreased office and general expenses of $15,338, depreciation and amortization of $9,968, employment compensation of $4,736, professional fees of $2,000, and bank charges of $2,519 in the 2010 Period as compared to the 2009 Period.  This was partially offset by the marketing and advertising reimbursement in the 2009 Period of $26,654.

Consulting Expenses
For the 2010 Period, consulting fees were $26,165, a slight decrease of 1.7% as compared to $26,629 for the 2009 Period.

Employment Compensation
Our sole full-time employee is our Principal Executive Officer/Principal Financial and Accounting Officer, Eliron Yaron.  For the 2010 Period and 2009 Period, employment compensation totaled $78,000 and $82,736, respectively.

Professional Fees
Professional fees consist primarily of legal, accounting and auditing. For the 2010 Period, professional fees were $17,000, an decrease of $2,000 or 10.5% as compared to $19,000 for the 2009 Period. The decrease in professional fees is primarily due to decreased legal fees during the 2010 Period.

Marketing and advertising
For the 2010 Period, marketing and advertising expenses were $0 as compared to income of $26,654 resulting from an advertising reimbursement during the 2009 Period.

Discontinued Operations

On October 1, 2009, we discontinued the operations and disposed of our subsidiary. The operations for our discontinued subsidiary resulted in a net loss of $31,319 for the 2009 Period. The operating results of this subsidiary are classified as discontinued operations in the statements of operations.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have financed our operations primarily from cash generated through the sale of our Common Stock in private placements as well as from cash earned from our operations.

As of June 30, 2010, we had a cash balance of $454 and accounts receivable of $895.

Cash used in operating activities from continuing operations was $9,123 for the six months ended June 30, 2010 (“2010 Period”) compared to $85,798 for the six months ended June 30, 2009 (“2009 Period”). The decrease in cash from operating activities for the 2010 Period is primarily attributable to the cash needed to fund the loss for the 2010 Period.

Cash provided by financing activities in the 2010 Period was $9,295 compared to $36,330 for the 2009 Period which all related to proceeds received from Eliron Yaron, our President, for investments in the Company’s common stock.

Net cash provided by discontinued operations amounted to $0 and in the 2010 Period and $7,109 in the 2009 Period.

At the present time, the Company does not intend to actively promote its current Activeshopper product but will instead explore new opportunities in the media, internet, oil and gas and high-tech fields.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred continuing losses, has and has a working capital deficiency of approximately $518,000 and an accumulated deficit of approximately $6.2 million, all of which raises substantial doubt about the Company's ability to continue as a going concern.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for Smaller Reporting Companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer, who also acts as our Chief Financial Officer, the Company evaluated the effectiveness of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The evaluation considered the procedures designed to provide assurance to ensure that information required to be disclosed by us in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were effective at that reasonable assurance level, as of June 30, 2010.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the three months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Signature	Capacity	Date
/s/ Eliron Yaron	Chief Executive Officer, President and Principal Financial	August 20, 2010
Eliron Yaron	Accounting Officer