Form 10-Q
period 2010-09-30
SHELRON GROUP INC
filed 2010-11-15
CIK 1125903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended:
September 30, 2010

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

As of November 10, 2010, there were 18,477,492 shares of common stock outstanding.

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

SHELRON GROUP, INC.
BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS

Current Assets:
Cash	$112	$282
Accounts receivable, net	895	895

Total Current Assets	1,007	1,177

Property and Equipment, net of accumulated depreciation
of $211,389 and $211,126, respectively	-	263

Total Assets	$1,007	$1,440

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Accounts payable and accrued expenses	$117,537	$81,736
Due to stockholders	400,018	291,152
Convertible note payable	50,000	50,000
Liability for common stock to be issued to officer	170,390	162,195

Total Current Liabilities	737,945	585,083

Total Liabilities	737,945	585,083

Stockholders' Deficiency:
Series A convertible preferred stock $0.001 par value
per share, Authorized 1,000,000 shares;
Issued and outstanding 1,000,000 shares	1,000	1,000
Common stock, par value $0.001 par value per share
Authorized 500,000,000 shares;
Issued and outstanding 18,477,492 shares and
18,477,492 shares, respectively	18,477	18,477
Additional paid-in capital	5,497,806	5,497,806
Accumulated deficit	(6,254,221)	(6,100,926)

Total Stockholders' Deficiency	(736,938)	(583,643)

Total Liabilities and Stockholders' Deficiency	$1,007	$1,440

The accompanying notes to these financial statements are an integral part of these statements.

SHELRON GROUP, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009

Revenues	$-	$764	$17,690	$975

Operating Expenses:
Consulting fees	2,000	(5,250)	28,165	21,379
Employment compensation	39,000	41,368	117,000	124,104
Professional fees	5,000	10,000	22,000	29,000
Marketing and advertising	-	19,991	-	(6,083)
Office and general expenses	-	1,703	280	17,321
Depreciation and amortization	-	1,271	263	11,502
Bank charges	192	85	1,027	3,439

Total Operating Expenses	46,192	69,168	168,735	200,662

Loss from operations	(46,192)	(68,404)	(151,045)	(199,687)

Other Income (Expense):
Interest expense	(750)	(2,709)	(2,250)	(4,130)

Loss from Continuing Operations	(46,942)	(71,113)	(153,295)	(203,817)

Discontinued Operations:
Loss from discontinued operations	-	(11,557)	-	(42,876)

Loss from Discontinued Operations	-	(11,557)	-	(42,876)

Net Loss	$(46,942)	$(82,670)	$(153,295)	$(246,693)

Net loss per share:
Continuing Operations - basic and diluted	$0.00	$0.00	$(0.01)	$(0.01)
Discontinued Operations - basic and diluted	0.00	0.00	0.00	0.00
Total	$0.00	$0.00	$(0.01)	$(0.01)

Weighted average shares outstanding -
Basic and Diluted	18,477,492	18,395,082	18,477,492	17,825,624

The accompanying notes to these financial statements are an integral part of these statements.

SHELRON GROUP, INC.
  STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,	September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(153,295)	$(203,817)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	263	11,332
Common stock issued for consulting fees and services	-	13,150
Cancellation of common stock issued for consulting fees and services	-	(15,000)
Changes in operating assets and liabilities:
Increase in accounts receivable	-	(1,924)
Decrease in prepaid expenses	-	3,259
Increase in bank overdraft	-	4,388
Increase in accounts payable and accrued expenses	35,801	40,395
Increase in due to stockholders	108,866	64,154
Net cash used by discontinued operations	-	(2,450)
Net cash used in operating activities	(8,365)	(86,513)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from officer for common stock to be issued	8,195	36,330
Net cash provided by financing activities	8,195	36,330

Net decrease in cash	(170)	(50,183)
Cash at the beginning of the period	282	50,183

Cash at the end of the period	$112	$-

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

At the present time, the Company does not intend to actively promote its current ActiveShopper product but will instead explore new opportunities in the media, internet, mining, oil and gas, and high-tech fields.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred continuing losses, has and has a working capital deficiency of approximately $737,000 and an accumulated deficit of approximately $6.3 million, all of which raises substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 2 – DISCONTINUED OPERATIONS

On October 1, 2009, we discontinued the operations and disposed of our subsidiary. The operations for our discontinued subsidiary resulted in a net loss of $11,557 and $42,876 for the three and nine months ended September 30, 2009, respectively. The operating results of this subsidiary are classified as discontinued operations in the statements of operations.

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim financial statements reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods presented. The condensed consolidated financial statements are unaudited and are subject to such year-end adjustments as may be considered appropriate and should be read in conjunction with the historical financial statements of the Company for the years ended December 31, 2009 and 2008 included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009. The December 31, 2009 balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for the nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2010.

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

	September 30,	September 30,
	2010	2009
Series A convertible preferred stock	1,000,000	1,000,000
Convertible note payable	1,974,178	1,866,197

Recently Issued Accounting Standards

Management does not believe that any recently issued but not yet effective accounting standard, if currently adopted, would have a material effect on the accompanying financial statements

Reclassifications

Certain 2009 amounts have been reclassified to conform to the 2010 presentation.

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

For the three months ended September 30, 2010 and 2009, consulting services totaled $39,000 and $41,368, respectively.  For the nine months ended September 30, 2010 and 2009, consulting services totaled $117,000 and $124,104, respectively.  Such amounts are reflected on the statements of operations as employment compensation.  At September 30, 2010 and December 31, 2009, the Company owed Hull $400,018 and $291,152, respectively.

Liability for Common Stock to be issued to officer
During the nine months ended September 30, 2010 and 2009, the Company received proceeds totaling $8,195 and $36,330, respectively, for shares of Common Stock to be issued to Mr. Yaron, the Company's Principal Executive Officer/Principal Financial and Accounting Officer. As the shares were not issued as of September 30, 2010, the proceeds were not included in stockholders’ deficiency but classified as a liability for common stock to be issued to officer. The liability totaled $170,390 and $162,195 as of September 30, 2010 and December 31, 2009, respectively.

NOTE 5 – CONVERTIBLE NOTE PAYABLE

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Shelron Group, Inc. (the “Company”, “we”, “our”, or “us”) developed e-commerce advertising and comparative shopping software products and services. At the present time, the Company does not intend to actively promote its current ActiveShopper product but will instead explore new opportunities in the media, internet, mining, oil and gas and high-tech fields. We are also considering strategic acquisitions that management believes will enhance our market positioning.

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

RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 2010 (the "2010 Period") and the three months ended September 30, 2009 (the "2009 Period"):

Continuing Operations

Revenues

Revenues for the three months ended September 30, 2010 and 2009 were $0 and $764, respectively.  As discussed above, during 2010, we did not actively promote our current ActiveShopper product. Instead, we explored new opportunities in the media, internet, mining, oil and gas and high-tech fields and did not have any revenues during the 2010 Period. We also considered strategic acquisitions that management believes will enhance the Company. In addition, on October 1, 2009, we discontinued the operations of our subsidiary.

Operating Expenses
Operating expenses consist of salaries, consulting expenses, professional fees, marketing and advertising and other expenses associated with the operations of our business. For the 2010 Period, operating expenses were $46,192, a decrease of $22,976 or 33.2%, as compared to $69,168 for the 2009 Period.  The decrease is primarily attributable to decreased marketing and advertising expenses of $19,991, office and general expenses of $1,703 and depreciation and amortization of $1,271 in the 2010 Period as compared to the 2009 Period.

Employment Compensation
Our sole full-time employee is our Principal Executive Officer/Principal Financial and Accounting Officer, Eliron Yaron.  For the 2010 Period and 2009 Period, employment compensation totaled $39,000 and $41,368, respectively.

Professional Fees
Professional fees consist primarily of legal, accounting and auditing. For the 2010 Period, professional fees were $5,000, a decrease of $5,000 or 50.0% as compared to $10,000 for the 2009 Period. The decrease in professional fees is primarily due to decreased fees incurred during the 2010 Period as a result of the slowdown in our business activities.

Discontinued Operations

On October 1, 2009, we discontinued the operations and disposed of our subsidiary. The operations for our discontinued subsidiary resulted in a net loss of $11,557 for the 2009 Period. The operating results of this subsidiary are classified as discontinued operations in the statements of operations.

Comparison of the nine months ended September 30, 2010 (the "2010 Period") and the nine months ended September 30, 2009 (the "2009 Period"):

Continuing Operations

Revenues

Revenues for the nine months ended September 30, 2010 and 2009 were $17,690 and $975, respectively.  The revenues in the 2010 Period resulted from consulting services performed by the Company for a company in the oil and gas industry and advertising campaigns.  As discussed above, during 2010, we did not actively promote our current ActiveShopper product. Instead, we explored new opportunities in the media, internet, mining, oil and gas and high-tech fields and provided consulting services to some of these industries during the 2010 Period. We also considered strategic acquisitions that management believes will enhance our market positioning. In addition, on October 1, 2009, we discontinued the operations of our subsidiary.

Operating Expenses

Operating expenses consist of salaries, consulting expenses, professional fees, marketing and advertising and other expenses associated with the operations of our business. For the 2010 Period, operating expenses were $168,735, a decrease of $31,927 or 15.9%, as compared to $200,662 for the 2009 Period.  The decrease is primarily attributable to decreased office and general expenses of $17,041, depreciation and amortization of $11,239, employment compensation of $7,104, and professional fees of $7,000 in the 2010 Period as compared to the 2009 Period.  This was partially offset by the marketing and advertising reimbursement in the 2009 Period of $6,083.

Employment Compensation
Our sole full-time employee is our Principal Executive Officer/Principal Financial and Accounting Officer, Eliron Yaron.  For the 2010 Period and 2009 Period, employment compensation totaled $117,000 and $124,104, respectively.

Professional Fees
Professional fees consist primarily of legal, accounting and auditing. For the 2010 Period, professional fees were $22,000, an decrease of $7,000 or 24.1% as compared to $29,000 for the 2009 Period. The decrease in professional fees is primarily due to decreased legal fees during the 2010 Period.

Marketing and advertising
For the 2010 Period, marketing and advertising expenses were $0 as compared to income of $6,083 resulting from an advertising reimbursement during the 2009 Period.

Discontinued Operations

On October 1, 2009, we discontinued the operations and disposed of our subsidiary. The operations for our discontinued subsidiary resulted in a net loss of $42,876 for the 2009 Period. The operating results of this subsidiary are classified as discontinued operations in the statements of operations.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have financed our operations primarily from cash generated through the sale of our Common Stock in private placements as well as from cash earned from our operations.

As of September 30, 2010, we had a cash balance of $112 and accounts receivable of $895.

Cash used in operating activities from continuing operations was $8,365 for the nine months ended September 30, 2010 (“2010 Period”) compared to $84,063 for the nine months ended September 30, 2009 (“2009 Period”). The decrease in cash from operating activities for the 2010 Period is primarily attributable to the cash needed to fund the loss for the 2010 Period.

Cash provided by financing activities in the 2010 Period was $8,195 compared to $36,330 for the 2009 Period which all related to proceeds received from Eliron Yaron, our President, for investments in the Company’s common stock.

Net cash used by discontinued operations amounted to $0 and in the 2010 Period and $2,450 in the 2009 Period.

At the present time, the Company does not intend to actively promote its current Activeshopper product but will instead explore new opportunities in the media, internet, mining, oil and gas and high-tech fields.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred continuing losses, has a working capital deficiency of approximately $737,000 and an accumulated deficit of approximately $6.3 million, all of which raises substantial doubt about the Company's ability to continue as a going concern.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for Smaller Reporting Companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer, who also acts as our Chief Financial Officer, the Company evaluated the effectiveness of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The evaluation considered the procedures designed to provide assurance to ensure that information required to be disclosed by us in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were effective at that reasonable assurance level, as of September 30, 2010.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the nine months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Signature	Capacity	Date

/s/ Eliron Yaron	Chief Executive Officer, President and Principal Financial Accounting Officer	November 15, 2010
Eliron Yaron