Form 10-K
period 2010-12-31
SHELRON GROUP INC
filed 2011-04-15
CIK 1125903

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently computed second fiscal quarter was $133,695.

The number of shares of the issuer’s common stock issued and outstanding as of April 4, 2011 was 18,477,492 shares.

Documents Incorporated By Reference:
None

PART 1

ITEM 1. BUSINESS

COMPANY OVERVIEW

Shelron Group, Inc. (the “Company”, “we”, “our”, or “us”) developed e-commerce advertising and comparative shopping software products and services.  At the present time, the Company does not intend to actively promote its current ActiveShopper product but will instead explore new opportunities in the mining, media, internet, oil and gas and high-tech fields. We are also considering strategic acquisitions that management believes will enhance our market positioning.

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

We presently generate revenues, if any, primarily from consulting work performed regarding the mining, media, internet, oil and gas and high tech fields as well as management of advertising campaigns through ActiveShopper.

On October 1, 2009, we discontinued the operations and disposed of our research and development subsidiary in Israel. The operating results of this subsidiary are classified as discontinued operations in the statement of operations.

On April 3, 2011 we have signed a non-binding Memorandum of Understanding to acquire gold mining rights in Ghana.  We are currently conducting due diligence on these mines and if satisfactory we will move to close the transaction.  Until we complete our due diligence process we will be unable to determine if we will make an offer to acquire these mines and if our offer will be accepted by the sellers.

We were originally incorporated in the State of Massachusetts in June 1987, under the name "Professional Brushes, Inc." In April 1999, we changed our state of incorporation to Delaware by means of a merger with and into a Delaware company and, in connection therewith, changed our name to "PB Acquisition Corp." In May 2000, we entered into a share exchange agreement with TTTTickets.com, Inc., a Delaware corporation ("Tickets") incorporated in April 2000 for the purposes of developing and maintaining an internet website for the sale and purchase of event tickets, pursuant to which Tickets became a wholly owned subsidiary of our company. We also changed our name to "TTTTickets Holding Corp." Thereafter, in November 2001, we entered into a stock purchase and merger agreement with B-Park Communications, Inc., ("B-Park") a Delaware corporati on formed in August 2001 for the sole purpose of entering into such agreement.  In September 2002, we changed our name to "Shelron Group, Inc."

In this report, the terms "we," "us" and the "Company" refer to Shelron Group, Inc., its predecessors, and subsidiary, unless the context indicates otherwise.

INDUSTRY BACKGROUND

Historically, we were engaged in the online shopping business. Online shopping comparison Web sites were established to help consumers manage the task of shopping online by enabling them to find, compare, and buy products conveniently and efficiently.  Over the years, little has changed in the way comparative shopping services function and what they offer to their users. Our product ActiveShopper offered simplicity to consumers without providing complex mechanisms and comparison data, offered by most of shopping comparison services, thereby protecting consumers better from pseudo-attractive buying offers received by email and advertising banners.

At the present time, we do not intend to actively promote our current ActiveShopper product but will instead explore new opportunities in the media/internet/high-tech fields. We are also considering strategic acquisitions of synergistic technologies that management believes will enhance our market positioning.

OUR STRATEGY

While we may still offer our ActiveShopper software product, at the present time we do not intend to actively promote it but will instead explore new opportunities in the mining, media, internet and high-tech fields. We are also considering strategic acquisitions of synergistic technologies that management believes will enhance our market positioning.

On April 3, 2011 we have signed a non-binding Memorandum of Understanding to acquire gold mining rights in Ghana.  We are currently conducting due diligence on these mines and if satisfactory we will move to close the transaction.  Until we complete our due diligence process we will be unable to determine if we will make an offer to acquire these mines and if our offer will be accepted by the sellers.

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

COMPETITION

Historically, the market for advertising and comparative shopping software products and services was highly competitive. Our competitors included Web sites such as Shopping.com, Shopzilla, PriceGrabber.com, and DealTime.com.

EMPLOYEES AND CONSULTANTS

We currently have one full time employee, who is our President. Our President also currently serves as one of our three Directors.

We presently retain professional service providers and consultants, who provide services including, management, technical maintenance, marketing, financial accounting and administration and public relations services. These service providers and consultants may provide their services to us on a full-time, part-time, or on demand basis.

AVAILABLE INFORMATION

The public may read and copy any materials we file with the Securities and Exchange Commission ("SEC") at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Rooms by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC's Internet website is located at http://www.sec.gov

Item 1A. Risk Factors

Not required for Smaller Reporting Companies.

Item 1B.Unresolved Staff Comments

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

ITEM 4. REMOVED AND RESERVED.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company's Common Stock is listed on the OTC Bulletin Board under the symbol "SRNG". The following table sets forth the high and low bid information for the Company's Common Stock for each quarterly period during the year ended December 31, 2009 and 2010 as reported by the OTC Bulletin Board. The OTC Bulletin Board quotations reflect inter-dealer prices, are without retail markup, markdown or commission, and may not represent actual transactions.  The prices shown reflect a one for twenty-five reverse stock split which became effective on October 20, 2008.

	High	Low

Calendar Year 2009
First Quarter	$0.020	$0.013
Second Quarter	$0.070	$0.005
Third Quarter	$0.040	$0.004
Fourth Quarter	$0.009	$0.003
Calendar Year 2010
First Quarter	$0.007	$0.004
Second Quarter	$0.027	$0.002
Third Quarter	$0.027	$0.003
Fourth Quarter	$0.015	$0.002

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

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal years ended December 31, 2010 and 2009.

 Item 6. Selected Financial Data.

Not applicable.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS

FORWARD-LOOKING STATEMENTS

The Company or management may make or may have made certain forward-looking statements, orally or in writing, such as those within Management's Discussion and Analysis contained in its various SEC filings. The Company wishes to ensure that such statements are accompanied by meaningful cautionary statements, so as to ensure to the fullest extent possible the protections of the safe harbor established in the Private Securities Litigation Reform Act of 1995. Such statements are therefore qualified in their entirety by reference to and are accompanied by the following discussion of certain important factors that could cause actual results to differ materially from those described in such forward-looking statements.

The Company cautions the reader that this list of factors is not intended to be exhaustive. The Company operates in a continually changing business environment, and new risk factors emerge from time to time. Management cannot predict such factors, nor can it assess the impact, if any, of such factors on the Company's business or the extent to which any factors may cause actual results to differ materially from those described in any forward-looking statement. None of the Company's forward-looking statements should be relied upon as a prediction of actual results.

The Company faces risks and uncertainties that could render actual events materially different than those described in our forward-looking statements. These risks and uncertainties are described elsewhere in this report.

  OVERVIEW

The “Company” developed e-commerce advertising and comparative shopping software products and services. At the present time, the Company does not intend to actively promote its current ActiveShopper product but will instead explore new opportunities in the mining, media, internet, oil and gas and high-tech fields. We are also considering strategic acquisitions that management believes will enhance our market positioning.

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

On April 3, 2011, we have signed a non-binding Memorandum of Understanding to acquire gold mining rights in Ghana.  We are currently conducting due diligence on these mines and if satisfactory we will move to close the transaction.  Until we complete our due diligence process, we will be unable to determine if we will make an offer to acquire these mines and if our offer will be accepted by the sellers.

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may d iffer materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

We do not participate in, nor have we created, any off-balance sheet special purpose entities or other off-balance sheet financing.

We have identified the accounting policies below as critical to our business operations and the understanding of our results of operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may diff er materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 3 of Notes to Financial Statements. While all these significant accounting policies impact its financial condition and results of operations, the Company views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the presented in this report.

RESULTS OF OPERATIONS

Comparison of the Year Ended December 31, 2010 (the "2010 Period") and the Year Ended December 31, 2009 (the "2009 Period"):

Continuing Operations

Revenues

Revenues for the 2010 Period and 2009 Period were $17,690 and $896, respectively.  The revenues in the 2010 Period resulted from consulting services performed by the Company for a company in the oil and gas industry and advertising campaigns.  As discussed above, during 2010, we did not actively promote our current ActiveShopper product. Instead, we explored new opportunities in the mining, media, internet, oil and gas and high-tech fields and provided consulting services to some of these industries during the 2010 Period. We also considered strategic acquisitions that management believes will enhance our market positioning. In addition, on October 1, 2009, we discontinued the operations of our subsidiary.

Operating Expenses

Operating expenses consist of salaries, consulting expenses, professional fees, marketing and advertising and other expenses associated with the operations of our business. For the 2010 Period, operating expenses were $232,313, a decrease of $41,313 or 15.1%, as compared to $273,626 for the 2009 Period.  The decrease is primarily attributable to decreased office and general expenses of $11,478, depreciation and amortization of $12,499 and employment compensation of $7,104 in the 2010 Period as compared to the 2009 Period.  This was partially offset by the marketing and advertising reimbursement in the 2009 Period of $6,083 and increased consulting expenses of $9,036.

Employment Compensation

Our sole full-time employee is our Chairman of the Board, Eliron Yaron.  For the 2010 Period and 2009 Period, employment compensation totaled $156,000 and $163,104, respectively, a decrease of $7,104.

Professional Fees

Professional fees consist primarily of legal, accounting and auditing. For the 2010 Period, professional fees were $40,000, an increase of 5.3% as compared to $38,000 for the 2009 Period.

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

Discontinued Operations

On October 1, 2009, we discontinued the operations and disposed of our subsidiary. The operations for our discontinued subsidiary resulted in a net loss of $42,774 during the 2009 Period. The operating results of this subsidiary are classified as discontinued operations in the statements of operations. The total of the assets and liabilities disposed was $121,190 and $188,702, respectively.  We recorded a gain on the disposition of our subsidiary in the amount of $67,512.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have financed our operations primarily from cash generated through the sale of our Common Stock in private placements as well as from cash earned from our operations.

As of December 31, 2010, we had a cash balance of $54.

Cash used in operating activities from continuing operations was $43,773 for the 2010 Period compared to $70,480 for the 2009 Period. The decrease in cash from operating activities for the 2010 Period is primarily attributable to the cash needed to fund the loss for the 2010 Period.

Cash provided by financing activities in the 2010 Period was $43,545 compared to $52,195 for the 2009 Period which all related to proceeds received from Eliron Yaron, our President, for investments in the Company’s common stock.

Net cash used by discontinued operations amounted to $0 in the 2010 Period and $29,326 in the 2009 Period.

At the present time, the Company does not intend to actively promote its current Activeshopper product but will instead explore new opportunities in the mining, media, internet, mining, oil and gas and high-tech fields.

The focus of the Company’s efforts is to acquire or develop an operating business. Despite limited active operations at this time, management intends to continue in business and has no intentions to liquidate the Company. The Company has considered various business alternatives including the possible acquisition of an existing business. The Company does not contemplate limiting the scope of its search to any particular industry but we focus in the media and ecommerce business. Management has considered the risk of possible opportunities as well as their potential rewards. Management has invested time evaluating proposals for possible acquisitions or combinations; however, at this time, none of these opportunities have been pursued. The Company’s primary continuing expected expenses are comprised primarily of employment comp ensation and professional fees.

On April 3, 2011 we signed a non-binding Memorandum of Understanding to acquire gold mining rights in Ghana.  We are currently conducting due diligence on these mines and if satisfactory we will move to close the transaction.  Until we complete our due diligence process we will be unable to determine if we will make an offer to acquire these mines and if our offer will be accepted by the sellers.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred continuing losses, has a working capital deficiency of approximately $596,000 and an accumulated deficit of approximately $6.3 million, all of which raises substantial doubt about the Company's ability to continue as a going concern.

The Company is currently dependent on its President, Mr. Yaron, to continue to fund the Company. If the Company is unable to acquire or develop an operating business the Company will be unable to fund itself. There is no guarantee that Mr. Yaron will continue to fund the Company.

Management believes the Company will continue to incur losses and negative cash flows from operating activities for the foreseeable future and will need additional equity or debt financing to sustain its operations until it can achieve profitability and positive cash flows, if ever. The Company’s continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required. The outcome of this uncertainty cannot be assured. Our independent registered public accounting firm, in their reports on our financial statements for the year ended December 31, 2010, expressed substantial doubt about our ability to continue as a going concern. These circumstances could complicate our ability to raise additiona l capital. Our financial statements do not include any adjustments to the carrying amounts of our assets and liabilities that might result from the outcome of this uncertainty.

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

None.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

Consulting Agreement dated as of March 1, 2005 between the Company and Hull Services, Inc.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS

The financials statements of our company for the years ended December 31, 2010 and 2009 are attached hereto following the signature page commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.  Controls and Procedures.

Evaluation of Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer, who also acts as our Chief Financial Officer, the Company evaluated the effectiveness of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The evaluation considered the procedures designed to provide assurance to ensure that information required to be disclosed by us in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures ha ve been designed to provide reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were effective at that reasonable assurance level, as of December 31, 2010.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the year ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

LIMITATIONS OF EFFECTIVENESS OF INTERNAL CONTROLS

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material errors. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations on all internal control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and t hat breakdowns can occur because of simple error or mistake. The design of any system of internal control is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in circumstances, and/or the degree of compliance with the policies and procedures may deteriorate. Because of the inherent limitations in a cost effective internal control system, financial reporting misstatements due to error or fraud may occur and not be detected on a timely basis.

Item 9B.Other Information.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information concerning our Directors and Executive Officer:

Name	Age	Positions and Offices Held
Eliron Yaron	42	Chairman, Chief Executive Officer, Principal Financial And Accounting Officer, Director and Secretary

Issac Maizel	31	Director

Yossi Levi	31	Director

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

Isaac Maizel, age 31, has worked since 2001 as a computer network consultant, with an expertise in large networks implementation.

Yossi Levi, age 31, worked since 2001 as an E-learning consultant, and as an internet advertising salesman.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company's Executive Officers, Directors and persons who beneficially own more than 10% of a registered class of the Company's equity securities to file with the Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Such persons are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they filed. Based solely upon a review of (i) Forms 3 and 4 and amendments thereto  furnished to the Company pursuant to Rule 16a-3(e), promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), during the Company's fiscal year ended December 31, 2010, and (ii) Forms 5 and amendments thereto and/or written representations furnished to us by any Director, offic er or 10% security holder of the Company (collectively "Reporting Persons") stating that he or she was not required to file a Form 5 during the Company's fiscal year ended December 31, 2010, it has been determined that all Officers, Directors and persons who beneficially own more than 10% of a registered class of the Company's equity securities have met their reporting obligations set forth in Section 16(a) of the Exchange Act.

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

ITEM 11. EXECUTIVE COMPENSATION

The Summary Compensation Table below sets forth compensation paid by the Company for the fiscal years ended December 31, 2010 and 2009 for services to its Principal Executive Officer and other Executive Officers who received a total annual salary and bonus which exceeded $100,000.

SUMMARY COMPENSATION TABLE
NAME AND		ANNUAL AND TOTAL
POSITION	YEAR	COMPENSATION
Eliron Yaron,
Chairman, Principal Executive	2010	$156,000
Officer and Principal Financial	2009	$163,104
And Accounting Officer

Mr. Yaron did not receive a bonus or any type of other compensation, not mentioned above, for the two years presented.

OPTION GRANTS

None of the Named Executive Directors were granted any options during the years ended December 31, 2010 and 2009.

AGGREGATE OPTIONS EXERCISED IN 2010 AND 2009 YEAR END VALUES

Not applicable.

EQUITY COMPENSATION PLAN INFORMATION

Not applicable.

EXECUTIVE EMPLOYMENT

In March 2005, we entered into a Consulting Agreement ("Consulting Agreement") with Hull Services Inc. ("Hull"), a company wholly-owned and controlled by Eliron Yaron, the Chairman of the Board of Directors and the Principal Executive Officer of the Company. Pursuant to the terms of this Consulting Agreement, we pay to Hull $156,000 per annum in installments of $3,000 per week for Mr. Yaron’s services, in addition to reimbursing all reasonable expenses incurred in connection with services rendered on behalf of our Company. The compensation accrues and is paid when funds for such payments are available. As of December 31, 2010, accrued and outstanding fees to Hull are $440,594. The Consulting Agreement continues in effect through March 2010 and contains certain customary confidentiality and non-compete provisions. The Consulting A greement is renewed automatically for successive one year periods until either party gives the other a 180-day prior written notice of its intent to terminate the Consulting Agreement. As of December 31, 2010, no prior written notice with the intent to terminate the Consulting Agreement was provided. Therefore, the Consulting Agreement has been automatically extended until March 2012.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of April 4, 2011, concerning all persons known by us to own beneficially more than 5% of our Common Stock and concerning shares beneficially owned by each Director and named Executive Officer and by all Directors and Executive Officers as a group. Unless expressly indicated otherwise, each stockholder exercises sole voting and investment power with respect to the shares beneficially owned.

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

The address of each Executive Officer and Director is 29 Broadway, New York, NY 10006. We have calculated the percentages of shares beneficially owned based on 18,477,492 shares of Common Stock outstanding at April 4, 2011.

Name and Address of Beneficial Owner	Shares of Common Stock Stock	Percentage Ownership of Shares of Common Stock (1)	Preferred Shares of (2)	Voting Power of Shares of Preferred Stock
Executive Officers and
Directors
Eliron Yaron	1,367,953	7.4%	1,000,000	52%

Issac Maizel	0		0
Yossi Levi	0		0
All Executive Officers	1,367,953	7.4%	1,000,000	52%
and Directors as a group
(3 persons)
5% Stockholders
Joseph Corso (3)	3,560,000	19.3%	0	*
Eddie Caspi (4)	2,001,174	9.8%	0	*

All Executive Officers,
Directors and 5%
Stockholders as a group (5)	6,929,127	33.8%	1,000,000	52%
(5 persons)
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

(3) Derived from a Schedule 13G filed by Joseph Corso on January 4, 2007. The address of such person is: 39 Broadway, New York, NY, 10006.

(4) Derived from the assumed conversion of the Convertible Note Payable to Eddie Caspi. The address of such person is: 39 Broadway, New York, NY, 10006. The total number of shares outstanding includes the shares that would be issued upon the conversion of the Convertible Note Payable.

(5) The total number of shares outstanding includes the shares that would be issued upon the conversion of the Convertible Note Payable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

In March 2005, we entered into a Consulting Agreement ("Consulting Agreement") with Hull Services Inc. ("Hull"), a company wholly-owned and controlled by Eliron Yaron, the Chairman of the Board of Directors and the Principal Executive Officer of the Company. Pursuant to the terms of this Consulting Agreement, we pay to Hull $156,000 per annum in installments of $3,000 per week for Mr. Yaron’s services, in addition to reimbursing all reasonable expenses incurred in connection with services rendered on behalf of our Company. The compensation accrues and is paid when funds for such payments are available. As of December 31, 2010, accrued and outstanding fees to Hull are $440,594. The Consulting Agreement continues in effect through March 2010 and contains certain customary confid entiality and non-compete provisions. The Consulting Agreement is renewed automatically for successive one year periods until either party gives the other a 180-day prior written notice of its intent to terminate the Consulting Agreement. As of December 31, 2010, no prior written notice with the intent to terminate the Consulting Agreement was provided. Therefore, the Consulting Agreement has been automatically extended until March 2012.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

From July 17, 2006 and through the subsequent periods for fiscal year ended December 31, 2010, our principal independent auditor was Rotenberg Meril Solomon Bertiger & Guttilla, P.C. ("RMSBG"). The following are the services provided and the amount billed:

AUDIT FEES

The aggregate fees billed or to be billed by RMSBG for professional services rendered for the audit of the Company's annual financial statements for the fiscal year ended December 31, 2010 and 2009 and for the review of the financial statements included in the Company's Quarterly Reports on Form 10-Q were $36,000 and $36,000, respectively.

AUDIT RELATED FEES

Other than the fees described under the caption "Audit Fees" above, RMSBG did not bill any fees for services rendered to us during fiscal years 2010 and 2009 for assurance and related services in connection with the audit or review of our financial statements.

TAX FEES

Fees billed by RMSBG for tax services rendered during the fiscal years ended December 31, 2010 and 2009 were approximately $1,000 and $1,000, respectively.

ALL OTHER FEES

There were no fees billed by RMSBG for other professional services rendered during the periods for fiscal years ended December 31, 2010 and 2009, respectively.

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

Item 15.Exhibits. Financial Statement Schedules.

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

SHELRON GROUP, INC.

Dated: April 15, 2011	By:	/s/ Eliron Yaron
Eliron Yaron
Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Company and in the capacities and on the date indicated.

Signature	Capacity	Date
/s/ Eliron Yaron	Chairman and Director	April 15, 2011

Eliron Yaron
Issac Maizel	Director	April 15, 2011
Yossi Levi	Director	April 15, 2011

SHELRON GROUP INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and Stockholders of
Shelron Group, Inc.

We have audited the accompanying balance sheets of Shelron Group, Inc. (the “Company”) as of December 31, 2010 and 2009, and the related statements of operations, changes in stockholders’ deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disc losures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the  financial statements referred to above present fairly, in all material respects, the  financial position of the Company as of December 31, 2010 and 2009 and the results of its  operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Rotenberg Meril Solomon Bertiger & Guttilla, P.C.
Saddle Brook, New Jersey
April 15, 2011

SHELRON GROUP INC.
BALANCE SHEETS
	December 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS

Current Assets:
Cash	$54	$282
Accounts receivable, net	-	895

Total Current Assets	54	1,177

Property and Equipment, net of accumulated depreciation of $211,389 and $211,126, respectively	-	263

Total Assets	$54	$1,440

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Accounts payable and accrued expenses	$104,986	$81,736
Due to stockholders	440,594	291,152
Convertible note payable	50,000	50,000

Total Current Liabilities	595,580	422,888

Liability for common stock to be issued to officer	205,740	162,195

Total Liabilities	801,320	585,083

Commitments

Stockholders' Deficiency:
Series A convertible preferred stock $0.001 par value per share, Authorized 1,000,000 shares; Issued and outstanding 1,000,000 shares	1,000	1,000
Common stock, par value $0.001 par value per share Authorized 500,000,000 shares; Issued and outstanding 18,477,492 shares and 18,477,492 shares, respectively	18,477	18,477
Additional paid-in capital	5,497,806	5,497,806
Accumulated deficit	(6,318,549)	(6,100,926)

Total Stockholders' Deficiency	(801,266)	(583,643)

Total Liabilities and Stockholders' Deficiency	$54	$1,440

The accompanying notes to these financial statements are an integral part of these statements.

SHELRON GROUP INC.
STATEMENTS OF OPERATIONS

	Year Ended
	December 31,	December 31,
	2010	2009

Revenues	$17,690	$896

Operating Expenses:
Consulting fees	33,165	24,129
Employment compensation	156,000	163,104
Professional fees	40,000	38,000
Marketing and advertising	-	(6,083)
Office and general expenses	855	12,333
Depreciation and amortization	263	12,762
Bank charges	1,135	4,119
Bad debt expense	895	3,262
Impairment loss	-	22,000

Total Operating Expenses	232,313	273,626

Loss from operations	(214,623)	(272,730)

Other Income (Expense):
Interest expense	(3,000)	(3,750)

Loss from Continuing Operations	(217,623)	(276,480)

Discontinued Operations:
Loss from discontinued operations	-	(42,774)
Gain on disposition of discontinued operations	-	67,512

Income from Discontinued Operations	-	24,738

Net Loss	$(217,623)	$(251,742)

Net loss per share:
Continuing Operations - basic and diluted	$(0.01)	$(0.02)
Discontinued Operations - basic and diluted	$-	$0.00

Weighted average shares outstanding
Basic and Diluted	18,477,492	17,987,108

The accompanying notes to these financial statements are an integral part of these statements.

SHELRON GROUP INC.
STATEMENTS OF STOCKHOLDERS' DEFICIENCY

	Preferred Stock
	Number		Number		Additional		Total
	of		of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency

Balance at December 31, 2008	1,000,000	$1,000	17,447,492	$17,447	$5,500,686	$(5,849,184)	$(330,051)

Issuance of Common Stock for consulting fees and services	-	-	1,150,000	1,150	12,000	-	13,150

Cancellation of Common Stock issued for consulting fees and services	-	-	(120,000)	(120)	(14,880)	-	(15,000)

Net loss	-	-	-	-	-	$(251,742)	(251,742)

Balance at December 31, 2009	1,000,000	$1,000	18,477,492	$18,477	$5,497,806	$(6,100,926)	$(583,643)

Net loss	-	-	-	-	-	$(217,623)	(217,623)

Balance at December 31, 2010	1,000,000	$1,000	18,477,492	$18,477	$5,497,806	$(6,318,549)	$(801,266)

The accompanying notes to these financial statements are an integral part of these statements.

SHELRON GROUP INC.
STATEMENTS OF CASH FLOWS

	December 31,	December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(217,623)	$(251,742)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	263	12,762
Common stock issued for consulting fees and services	-	13,150
Cancellation of common stock issued for consulting fees and services	-	(15,000)
Allowance for doubtful accounts	895	3,262
Impairment of intangible asset	-	22,000
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	-	(833)
Decrease in other current assets	-	2,142
Increase in accounts payable	23,250	41,247
Increase in due to stockholders	149,442	102,532
Net cash used in operating activities	(43,773)	(70,480)

Discontinued Operations
Adjustments to reconcile net cash used in discontinued operations	-	(29,326)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from officer for common stock to be issued	43,545	52,195
Net cash provided by financing activities	43,545	52,195

Net decrease in cash	(228)	(47,611)
Cash at the beginning of the period	282	47,893

Cash at the end of the period	$54	$282

Supplemental Cash Flow Information
Disposition of subsidiary - non-cash
Assets disposed	$-	$121,190
Liabilities disposed	$-	$188,702
Gain on disposition of discontinued operations	$-	$67,512
Payment of interest	$-	$-

The accompanying notes to these financial statements are an integral part of these statements.

SHELRON GROUP INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2010 and 2009

NOTE 1 - THE COMPANY AND ITS OPERATIONS

Shelron Group, Inc. (the "Company") was originally incorporated in the State of Massachusetts in June 1987, under the name "Professional Brushes, Inc." In April 1999, the Company changed its state of incorporation to Delaware by means of a merger with and into a Delaware company and, in connection therewith, changed our name to "PB Acquisition Corp." In May 2000, the Company entered into a share exchange agreement with TTTTickets.com, Inc., a Delaware corporation ("Tickets") incorporated in April 2000 for the purposes of developing and maintaining an internet website for the sale and purchase of event tickets, pursuant to which Tickets became a wholly owned subsidiary of the Company. We also changed our name to "TTTTickets Holding Corp." Thereafter, in November 2001, we entered into a stock purchase and merger agreement with B-Park Com munications, Inc., ("B-Park") a Delaware corporation formed in August 2001 for the sole purpose of entering into such agreement. In September 2002, we changed our name to Shelron Group, Inc.

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

At the present time, the Company does not intend to actively promote its current ActiveShopper product but will instead explore new opportunities in the mining, media, internet, oil and gas, and high-tech fields.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred continuing losses, has a working capital deficiency of approximately $596,000 and an accumulated deficit of approximately $6.3 million, all of which raises substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 2 – DISCONTINUED OPERATIONS

On October 1, 2009, we discontinued the operations and disposed of our subsidiary. The operations for our discontinued subsidiary resulted in a net loss of $42,774 for the year ended December 31, 2009. The operating results of this subsidiary are classified as discontinued operations in the statements of operations. The total of the assets and liabilities disposed was $121,190 and $188,702, respectively.  We recorded a gain on the disposition of our subsidiary in the amount of $67,512.

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

The following accounting policies have been identified as critical to the Company's business operations and the understanding of its results of operations.

Basis of Presentation

The Company’s financial statements are prepared in conformity with US generally accepted accounting principles ("GAAP").

Consolidation

Prior to October 1, 2009 the accompanying financial statements included the accounts of Shelron Group Inc. (the "Company") and its wholly owned subsidiary. All significant intercompany transactions were eliminated.

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

Accounts Receivable
Accounts receivable are reported at their outstanding unpaid principal balances reduced by an allowance for doubtful accounts. The Company estimates doubtful accounts based on historical bad debts, factors related to specific customers' ability to pay, and current economic trends. The Company writes off accounts receivable against the allowance when a balance is determined to be uncollectible.  During the years ended December 31, 2010 and 2009 the Company recorded bad debt expense of $895 and $3,262, respectively.

Property and Equipment
Depreciation of property and equipment was provided for by the straight-line method over the estimated useful lives of the related assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

Intangible Assets
Intangible assets were carried at cost less accumulated amortization. Amortization was computed on the straight-line method over the estimated useful lives of the assets. We periodically review the carrying value of our intangible assets to determine whether impairment may exist under the provisions of FASB ASC 360, “Property, Plant and Equipment.” We consider relevant cash flow and profitability information, including estimated future operating results, trends and other available information, in assessing whether the carrying value of the intangible assets can be recovered. If it is determined that the carrying value of the intangible assets will not be recovered from the undiscounted future cash flows, the carrying value of the assets would be considered impaired. An impairment charge is measured as any deficien cy in the amount of estimated fair value of the intangible assets over carrying value.

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

Income Taxes
The Company accounts for income taxes under the provisions of FASB ASC 740, “Income Taxes.” This pronouncement requires recognition of deferred tax assets and liabilities for the estimated future tax consequences of events attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of changes in tax rates is recognized in the statement of operations in the period in which the enactment rate changes. Deferred tax assets and liabilities are reduced through the establishment of a valuatio n allowance at such time as, based on available evidence, it is more likely than not that the deferred tax assets will not be realized.

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

	2010	2009

Series A convertible preferred stock	1,000,000	1,000,000
Convertible note payable	2,001,174	1,892,606

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

The Company has evaluated subsequent events through the date of the filing.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2010 and 2009 consists of,
:	December 31
	2009	2009	useful life
Software	$150,000	$150,000	5 years
Computer and office equipment	45,614	45,614	3-7 years
Furniture and fixtures	15,775	15,775	5-10 years

	211,389	211,389

Less - accumulated depreciation and amortization	211,389	211,126

	$-	$263

Depreciation and amortization from continuing operations amounted to $263 and $12,762 for the years ended December 31, 2010 and 2009, respectively.

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

Amortization totaled $0 and $4,000 for the years ended December 31, 2010 and 2009, respectively.  At December 31, 2009, the Company determined that since the Company has changed its business strategy and it is no longer actively promoting its current ActiveShopper product, the asset related to the ActiveShopper name became impaired.  The Company recorded an impairment loss of $22,000 during the period.

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

For each of the years ended December 31, 2010 and 2009, consulting services totaled $156,000 and $163,104, respectively.  Such amounts are reflected on the statements of operations as employment compensation.  At December 31, 2010 and 2009, the Company owed Hull $440,594 and $291,152, respectively.

Liability for Common Stock to be issued to officer
In 2010 and 2009 the Company received proceeds totaling $43,545 and $52,195, respectively, for shares of Common Stock to be issued to Mr. Yaron, the Company's Principal Executive Officer/Principal Financial and Accounting Officer. As the shares were not issued as of December 31, 2010, the proceeds were not included in stockholders’ deficiency but classified as a liability for common stock to be issued to officer. The liability totaled $205,740 and $162,195 as of December 31, 2010 and 2009, respectively.

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

NOTE 8 - STOCKHOLDERS' (DEFICIENCY) EQUITY

Convertible Preferred Stock
On November 8, 2001, the Company filed a Certificate of Designation with the State of Delaware authorizing the issuance of one series of Preferred Stock (the "Series A Preferred Stock") consisting of 1,000,000 shares. All 1,000,000 shares of Series A Preferred Stock were issued to Hull. The holder of the Series A Preferred Stock is entitled to vote along with the holders of Common Stock as one class on all matters for which the Stockholders of the Company shall vote. The holder of Series A Preferred Stock is entitled to a vote representing 52% of the total shares entitled to vote by all holders of the then outstanding shares of Common Stock and Series A Preferred Stock combined. Each share of the Series A Preferred Stock is convertible at the option of the holder into one share of Common Stock upon not less than 15 days and not more th an 30 days notice to the Company. In addition, if all or substantially all of the Company's assets or all of the outstanding shares of the Company are sold, the shares of Series A Preferred Stock automatically convert to Common Stock.

Issuance (cancellation) of shares of Common Stock
During the year ended December 31, 2009, the Company issued (net of cancellation of 120,000 shares of Common Stock) 1,030,000 shares of its Common Stock to one service provider in consideration of services rendered totaling $13,150.

NOTE 9 – REVENUE AND MAJOR CUSTOMERS

During the years ended December 31, 2010, revenues from continuing operations totaled $17,690. The revenues in the 2010 Period resulted from consulting services performed by the Company for a company in the oil and gas industry and advertising campaigns.  As discussed above, during 2010, we did not actively promote our current ActiveShopper product. Instead, we explored new opportunities in the mining, media, internet, oil and gas and high-tech fields and provided consulting services to some of these industries during the 2010 Period. We also considered strategic acquisitions that management believes will enhance our market positioning. In addition, on October 1, 2009, we discontinued the operations of our subsidiary.

During the year ended December 31, 2009, revenues from continuing operations totaled $896. All revenues were generated from one customer.

NOTE 10 - INCOME TAXES

Components of net loss for the years ended December 31, 2010 and 2009 are as follows:

	2010	2009
United States	$(217,623)	$(208,968)
Israel	-	(42,774)

Total	$(217,623)	$(251,742)

At December 31, 2010, the Company had available approximately $5.885 million of net operating loss carry forwards, for U.S. income tax purposes which expire in the years 2021 through 2030.

Significant components of the Company’s deferred tax assets at December 31, 2010 and 2009 are as follows:

	2010	2009
Net operating loss carryforwards	$1,893,992	$1,873,039
Stock based compensation	106,080	53,040

Total deferred tax assets	2,000,072	1,926,079
Valuation allowance	(2,000,072)	(1,926,079)

Net deferred tax assets	$—	$—

A valuation allowance has been established equal to the full amount of the deferred tax assets as the Company is not assured at December 31, 2010 and 2009 that it is more than likely than not that these benefits will be realized.

The change in valuation allowance for the years ended December 31, 2010 and 2009 was an increase of approximately 75,000 and 85,000, respectively.

Due to the uncertainty of their realization, no income tax benefit has been recorded by the Company for these loss carry forwards as valuation allowances have been established for any such benefits. The increase in the valuation allowance was the result of increases in the above stated items.

At December 31, 2010 and 2009, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company does not expect that its unrecognized tax benefits will materially increase within the next twelve months. We recognize interest and penalties related to uncertain tax positions in general and administrative expense. As of December 31, 2010 and 2009, we have not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

Shelron files U.S. federal and state income tax returns in jurisdictions with varying statutes of limitations. Shelron has not filed its 2009 U.S. Federal return. Due to losses in 2009, the Company would not incur an income tax liability in that year.  The 2007 through 2010 tax years generally remain subject to examination by federal and state tax authorities

NOTE 11 - COMMITMENT

We maintain an office at 39 Broadway, New York, New York.  No rent is charged for this space.