Form 10-Q
period 2011-03-31
SHELRON GROUP INC
filed 2011-05-20
CIK 1125903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:
March 31, 2011

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

SHELRON GROUP, INC.
BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS

Current Assets:
Cash	$-	$54

Total Assets	$-	$54

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Accounts payable and accrued expenses	$112,486	$104,986
Due to stockholders	480,329	440,594
Convertible note payable	50,000	50,000

Total Current Liabilities	642,815	595,580

Liability for common stock to be issued to officer	205,740	205,740

Total Liabilities	848,555	801,320

Commitments

Stockholders' Deficiency:
Series A convertible preferred stock $0.001 par value per share, Authorized 1,000,000 shares; Issued and outstanding 1,000,000 shares	1,000	1,000
Common stock, par value $0.001 par value per share Authorized 500,000,000 shares; Issued and outstanding 18,477,492 shares and 18,477,492 shares, respectively	18,477	18,477
Additional paid-in capital	5,497,806	5,497,806
Accumulated deficit	(6,365,838)	(6,318,549)

Total Stockholders' Deficiency	(848,555)	(801,266)

Total Liabilities and Stockholders' Deficiency	$-	$54

The accompanying notes to these financial statements are an integral part of these statements.

SHELRON GROUP, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,	March 31,
	2011	2010

Revenues	$-	$-

Operating Expenses:
Consulting fees	2,500	14,600
Employment compensation	39,000	39,000
Professional fees	5,000	12,000
Office and general expenses	-	280
Depreciation and amortization	-	263
Bank charges	39	374

Total Operating Expenses	46,539	66,517

Loss from operations	(46,539)	(66,517)

Other Expense:
Interest expense	(750)	(750)

Net Loss	$(47,289)	$(67,267)

Net loss per share:
Basic and diluted	$0.00	$0.00

Weighted average shares outstanding
Basic and Diluted	18,477,492	18,477,492

The accompanying notes to these financial statements are an integral part of these statements.

SHELRON GROUP, INC.
  STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,	March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(47,289)	$(67,267)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	263
Changes in operating assets and liabilities:
Increase in bank overdraft	-	512
Increase in accounts payable	7,500	20,251
Increase in due to stockholders	39,735	34,912
Net cash used in operating activities	(54)	(11,329)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from officer for common stock to be issued	-	11,047
Net cash provided by financing activities	-	11,047

Net decrease in cash	(54)	(282)
Cash at the beginning of the period	54	282

Cash at the end of the period	$-	$-

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred continuing losses, has no assets and an accumulated deficit of approximately $6.4 million, all of which raises substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim financial statements reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods presented. The financial statements are unaudited and are subject to such year-end adjustments as may be considered appropriate and should be read in conjunction with the historical financial statements of the Company for the years ended December 31, 2010 and 2009 included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010. The December 31, 2010 balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2011.

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

	March 31,	March 31,
	2011	2010
Series A convertible preferred stock	1,000,000	1,000,000
Convertible note payable	10,585,172	7,569,444

Recently Issued Accounting Standards

Management does not believe that any recently issued but not yet effective accounting standard, if currently adopted, would have a material effect on the accompanying financial statements

Subsequent Events

The Company has evaluated subsequent events through the date of the filing.

NOTE 3 - DUE TO STOCKHOLDERS AND RELATED PARTIES

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

For the three months ended March 31, 2011 and 2010, consulting services totaled $39,000 and $39,000, respectively.  Such amounts are reflected on the statements of operations as employment compensation.  At March 31, 2011 and December 31, 2010, the Company owed Hull $480,329 and $440,594, respectively.

Liability for Common Stock to be issued to officer

The Company has received proceeds for shares of Common Stock to be issued to Mr. Yaron, the Company's Principal Executive Officer/Principal Financial and Accounting Officer. As the shares were not issued as of March 31, 2011 and December 31, 2010, the proceeds were not included in stockholders’ deficiency but classified as a liability for common stock to be issued to officer. The liability totaled $205,740 as of March 31, 2011 and December 31, 2010.

NOTE 4 – CONVERTIBLE NOTE PAYABLE

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

Historically we generated revenues primarily from consulting work performed regarding the media, internet, oil and gas and high tech fields as well as management of advertising campaigns through ActiveShopper.

On October 1, 2009, we discontinued the operations and disposed of our research and development subsidiary in Israel. The operating results of this subsidiary are classified as discontinued operations in the statement of operations.

On April 3, 2011, we signed a non-binding Memorandum of Understanding to acquire gold mining rights in Ghana.  We are currently conducting due diligence on these mines and if satisfactory we will move to close the transaction.  Until we complete our due diligence process, we will be unable to determine if we will make an offer to acquire these mines and if our offer will be accepted by the sellers.

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

Our significant accounting policies are summarized in Note 2 of Notes to Financial Statements. While all these significant accounting policies impact its financial condition and results of operations, the Company views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the presented in this report.

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2011 (the "2011 Period") and the three months ended March 31, 2010 (the "2010 Period"):

Revenues

The Company did not have any revenues for the three months ended March 31, 2011 and 2010.  As discussed above, beginning in 2010, we did not actively promote our current ActiveShopper product. Instead, we explored new opportunities in the mining, media, internet, oil and gas and high-tech fields and provided consulting services to some of these industries during the 2010 Period. We also considered strategic acquisitions that management believes will enhance our market positioning.

Operating Expenses
Operating expenses consist of salaries, consulting expenses, professional fees and other expenses associated with the operations of our business. For the 2011 Period, operating expenses were $46,539, a decrease of $19,978 or 30.0%, as compared to $66,517 for the 2010 Period.  The decrease is primarily attributable to decreased consulting fees of $12,100 professional fees of $7,000 in the 2011 Period as compared to the 2010 Period.

Employment Compensation
Our sole full-time employee is our Chairman of the Board, Eliron Yaron.  Employment compensation totaled $39,000 for the 2011 and 2010 Periods.

Consulting Fees
Consulting fees consist primarily of outsourced consulting services. For the 2011 Period, consulting fees were $2,500, a decrease of $12,100 or 82.9% as compared to $14,600 for the 2010 Period. The decrease in consulting fees is primarily due to decreased fees incurred during the 2011 Period as a result of the slowdown in our business activities.

Professional Fees
Professional fees consist primarily of legal, accounting and auditing. For the 2011 Period, professional fees were $5,000, a decrease of $7,000 or 58.3% as compared to $12,000 for the 2010 Period. The decrease in professional fees is primarily due to decreased fees incurred during the 2011 Period as a result of the slowdown in our business activities.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have financed our operations primarily from cash generated through the sale of our Common Stock in private placements as well as from cash earned from our operations.

As of March 31, 2011, we had no cash or assets.

Cash used in operating activities was $54 for the 2011 Period compared to $11,329 for the 2010 Period. The decrease in cash from operating activities for the 2011 Period is primarily attributable to the cash needed to fund the loss for the 2011 Period.

Cash provided by financing activities in the 2011 Period was $0 compared to $11,047 for the 2010 Period which all related to proceeds received from Eliron Yaron, our President, for investments in the Company’s common stock.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred continuing losses, has no assets and an accumulated deficit of approximately $6.4 million, all of which raises substantial doubt about the Company's ability to continue as a going concern.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for Smaller Reporting Companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer, who also acts as our Chief Financial Officer, the Company evaluated the effectiveness of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The evaluation considered the procedures designed to provide assurance to ensure that information required to be disclosed by us in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were effective at that reasonable assurance level, as of March 31, 2011.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Signature	Capacity	Date
/s/ Eliron Yaron	Chief Executive Officer, President and Principal Financial	May 20, 2011
Eliron Yaron	Accounting Officer