Form 10-Q
period 2011-06-30
SHELRON GROUP INC
filed 2011-08-22
CIK 1125903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended:
June 30, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from: _____________ to _____________

SHELRON GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	000-31176	04-2968425
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

39 Broadway, Suite 3010, New York, NY 10006
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

As of August 15, 2011, there were 308,377,492 shares of common stock outstanding.

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

SHELRON GROUP, INC.
Table of Contents

Page
Part I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited):

Balance Sheets at June 30, 2011 and December 31, 2010	2

Statements of Operations for the six months and three months ended
June 30, 2011 and 2010	3

Statements of Cash Flows for the six months ended
June 30, 2011 and 2010	4

Notes to Unaudited Financial Statements	5

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations	8

Item 3. Quantitative and Qualitative Disclosures About Market Risk	10

Item 4. Controls and Procedures	10

Part II. OTHER INFORMATION	12

Item 1. Legal Proceedings	12

Item 1A. Risk Factors	12

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3. Defaults upon Senior Securities	12

Item 4. Removed and Reserved	12

Item 5. Other Information	12

Item 6. Exhibits	12

Signatures	13

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

SHELRON GROUP INC.
BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS

Current Assets:
Cash	$-	$54

Deposit on software license	900,000	-

Total Assets	$900,000	$54

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Accounts payable and accrued expenses	$117,036	$104,986
Due to stockholders	272,065	440,594
Convertible note payable	50,000	50,000

Total Current Liabilities	439,101	595,580

Liability for common stock to be issued to officer	205,740	205,740
Software license payable	900,000

Total Liabilities	1,544,841	801,320

Commitments

Stockholders' Deficiency:
Series A convertible preferred stock $0.001 par value
per share, Authorized 1,000,000 shares;
Issued and outstanding 1,000,000 shares	1,000	1,000
Common stock, par value $0.001 par value per share
Authorized 500,000,000 shares;
Issued and outstanding 268,477,492 shares and
18,477,492 shares, respectively	268,477	18,477
Additional paid-in capital	5,497,806	5,497,806
Accumulated deficit	(6,412,124)	(6,318,549)

Total Stockholders' Deficiency	(644,841)	(801,266)

Total Liabilities and Stockholders' Deficiency	$900,000	$54

The accompanying notes to these financial statements are an integral part of these statements.

SHELRON GROUP, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010

Revenues	$-	$17,690	$0	$17,690

Operating Expenses:
Consulting fees	1,500	11,565	4,000	26,165
Employment compensation	39,000	39,000	78,000	78,000
Professional fees	5,000	5,000	10,000	17,000
Office and general expenses	-	-	-	280
Depreciation and amortization	-	-	-	263
Bank charges	36	461	75	835

Total Operating Expenses	45,536	56,026	92,075	122,543

Loss from operations	(45,536)	(38,336)	(92,075)	(104,853)

Other Income (Expense):
Interest expense	(750)	(750)	(1,500)	(1,500)

Net Loss	$(46,286)	$(39,086)	$(93,575)	$(106,353)

Net loss per share:
Basic and diluted	$0.00	$0.00	$0.00	$(0.01)

Weighted average shares outstanding
Basic and Diluted	62,433,536	18,477,492	40,576,940	18,477,492

The accompanying notes to these financial statements are an integral part of these statements.

SHELRON GROUP, INC.
  STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,	June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(93,575)	$(106,353)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	263
Changes in operating assets and liabilities:
Increase in accounts payable	12,050	27,001
Increase in due to stockholders	81,471	69,966
Net cash used in operating activities	(54)	(9,123)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from officer for common stock to be issued	-	9,295
Net cash provided by financing activities	-	9,295

Net (decrease) increase in cash	(54)	172
Cash at the beginning of the period	54	282

Cash at the end of the period	$-	$454

Schedule of Non-Cash Activity:
Payment of Due to Stockholder in the
Form of Shares of Common Stock	$250,000	$-
Deposit on Software License	$900,000	$-

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

The Company is currently focused on two sectors, internet and mining. The Company has entered into the following agreements related to these areas:

—
On April 3, 2011, the Company signed a non-binding Memorandum of Understanding to acquire gold mining rights in Ghana.  The Company is currently conducting due diligence on these mines and if satisfactory we will move to close the transaction.  Until the completion of the due diligence process, the Company will be unable to determine if it will make an offer to acquire these mines and if its offer will be accepted by the sellers.

—
On May 25, 2011, the Company entered into an exclusive perpetual worldwide software license. The Company will utilize the software to create an affiliate network for online stores.  The software requires further modifications and the Company expects the software to be available for use during the fourth quarter of 2011.  See Note 5 below.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods presented. The financial statements are unaudited and are subject to such year-end adjustments as may be considered appropriate and should be read in conjunction with the historical financial statements of the Company for the years ended December 31, 2010 and 2009 included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010. The December 31, 2010 balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for the six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2011.

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

Fair Value of Financial Instruments
The carrying amounts reported in the balance sheet for cash, accounts payable and accrued expenses, due to stockholders and convertible note payable approximate fair value based on the short-term maturity of these instruments.

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

	June 30,	June 30,
	2011	2010
Series A convertible preferred stock	1,000,000	1,000,000
Convertible note payable	2,054,284	1,923,122

Recently Issued Accounting Standards

Management does not believe that any recently issued but not yet effective accounting standard, if currently adopted, would have a material effect on the accompanying financial statements

Subsequent Events

The Company has evaluated subsequent events through the date of the filing.

NOTE 3 - DUE TO STOCKHOLDERS AND RELATED PARTIES

Hull Services, Inc. ("Hull")

The Company is controlled by Hull, a company wholly-owned by Eliron Yaron, the Company's Principal Executive Officer/Principal Financial and Accounting Officer.  In March 2005, the Company entered into a consulting agreement with Hull.  Pursuant to the terms of the agreement, Hull receives consulting fees totaling $156,000 per annum in installments of $3,000 per week.  Due to stockholder represents accrued but unpaid consulting as well as other loans payable made by Hull.

For the six months ended June 30, 2011 and 2010, consulting services totaled $78,000 and $78,000, respectively.  For the three months ended June 30, 2011 and 2010, consulting services totaled $39,000 and $39,000, respectively. Such amounts are reflected on the statements of operations as employment compensation.  On June 15, 2011, the Company issued 250,000,000 shares to Mr. Yaron as partial payment of the debt it owes to Hull.  The Company valued the shares at $250,000 and recorded a reduction in the amount of debt it owes to Hull. At June 30, 2011 and December 31, 2010, the Company owed Hull $272,065 and $440,594, respectively.

Liability for Common Stock to be issued to officer

The Company has received proceeds for shares of Common Stock to be issued to Mr. Yaron, the Company's Principal Executive Officer/Principal Financial and Accounting Officer. As the shares were not issued as of March 31, 2011 and December 31, 2010, the proceeds were not included in stockholders’ deficiency but classified as a liability for common stock to be issued to officer. The liability totaled $205,740 as of June 30, 2011 and December 31, 2010.

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

As of the maturity date the Company did not make any payments in respect of the amounts due.  The non-payment of this amount constituted an Event of Default under the transaction document.  On June 20, 2011, the Company and the note holder entered into an agreement whereby the maturity of the note was extended until December 31, 2011. In addition, in consideration for the waiver of the Event of Default, the Company agreed to reduce the price at which the note holder may convert the principal amount of the loan and interest accrued thereon (or any portion hereof) into shares of the Company’s common stock at $0.001 per share.  In the beginning of August 2011, the note holder converted $39,000 of the convertible note payable into 39,900,000 shares of the Company’s stock.

NOTE 5 – DEPOSIT ON SOFTWARE LICENSE

On May 25, 2011, the Company entered into an exclusive perpetual worldwide software license. The Company will utilize the software to create an affiliate network for online stores.  The software requires further modifications. The Company expects the software to be available for use during the fourth quarter of 2011.  The Company agreed to pay $900,000 for such license in cash or in shares of the Company based the average share price on the preceding 30 days before payment. Such payment is scheduled to be made on or about August 12, 2012 and only if the Company achieves $1,250,000 in aggregate revenues from the use of the software prior to the payment date. If the aggregate revenues are below $1,250,000, the Company has a right to terminate the license agreement with no penalty or payment required. .

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

On May 25, 2011, the Company entered into an exclusive perpetual worldwide software license. The Company will utilize the software to create an affiliate network for online stores.  The software requires further modifications. The Company expects the software to be available for use during the fourth quarter of 2011.  The Company agreed to pay $900,000 for such license in cash or in shares of the Company based the average share price on the preceding 30 days before payment. Such payment is scheduled to be made on or about August 12, 2012 and only if the Company achieves $1,250,000 in aggregate revenues from the use of the software prior to the payment date. If the aggregate revenues are below $1,250,000, the Company has a right to terminate the license agreement with no penalty or payment required.

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

RESULTS OF OPERATIONS

Comparison of the three months ended June 30, 2011 (the "2011 Period") and the three months ended June 30, 2010 (the "2010 Period"):

Revenues

The Company did not have any revenues for the three months ended June 30, 2011 as compared to revenues of $17,690 during the three months ended June 30, 2010.  As discussed above, beginning in 2010, we did not actively promote our current ActiveShopper product. Instead, we explored new opportunities in the mining, media, internet, oil and gas and high-tech fields and provided consulting services to some of these industries during the 2010 Period. We also considered strategic acquisitions that management believes will enhance our market positioning.

Operating Expenses
Operating expenses consist of salaries, consulting expenses, professional fees and other expenses associated with the operations of our business. For the 2011 Period, operating expenses were $45,536, a decrease of $10,490 or 18.7%, as compared to $56,026 for the 2010 Period.  The decrease is primarily attributable to decreased consulting fees of $10,065 in the 2011 Period as compared to the 2010 Period.

Employment Compensation
Our sole full-time employee is our Chairman of the Board, Eliron Yaron.  Employment compensation totaled $39,000 for the 2011 and 2010 Periods.

Consulting Fees
Consulting fees consist primarily of outsourced consulting services. For the 2011 Period, consulting fees were $1,500, a decrease of $10,065 or 87.0% as compared to $11,565 for the 2010 Period. The decrease in consulting fees is primarily due to decreased fees incurred during the 2011 Period as a result of the slowdown in our business activities.

Professional Fees
Professional fees consist primarily of legal, accounting and auditing. Professional fees totaled $5,000 for the 2011 and 2010 Periods.

Comparison of the six months ended June 30, 2011 (the "2011 Period") and the three months ended June 30, 2010 (the "2010 Period"):

Revenues

The Company did not have any revenues for the six months ended June 30, 2011 as compared to revenues of $17,690 during the six months ended June 30, 2010.  As discussed above, beginning in 2010, we did not actively promote our current ActiveShopper product. Instead, we explored new opportunities in the mining, media, internet, oil and gas and high-tech fields and provided consulting services to some of these industries during the 2010 Period. We also considered strategic acquisitions that management believes will enhance our market positioning.

Operating Expenses
Operating expenses consist of salaries, consulting expenses, professional fees and other expenses associated with the operations of our business. For the 2011 Period, operating expenses were $92,075, a decrease of $30,468 or 24.9%, as compared to $122,543 for the 2010 Period.  The decrease is primarily attributable to decreased consulting fees of $22,165 and professional fees of $7,000 in the 2011 Period as compared to the 2010 Period.

Employment Compensation
Our sole full-time employee is our Chairman of the Board, Eliron Yaron.  Employment compensation totaled $78,000 for the 2011 and 2010 Periods.

Consulting Fees
Consulting fees consist primarily of outsourced consulting services. For the 2011 Period, consulting fees were $4,000, a decrease of $22,165 or 84.7% as compared to $26,165 for the 2010 Period. The decrease in consulting fees is primarily due to decreased fees incurred during the 2011 Period as a result of the slowdown in our business activities.

Professional Fees
Professional fees consist primarily of legal, accounting and auditing. For the 2011 Period, professional fees were $10,000, a decrease of $7,000 or 41.2% as compared to $17,000 for the 2010 Period. The decrease in professional fees is primarily due to decreased fees incurred during the 2011 Period as a result of the slowdown in our business activities.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have financed our operations primarily from cash generated through the sale of our Common Stock in private placements as well as from cash earned from our operations.

As of June 30, 2011, we had no cash or assets.

Cash used in operating activities was $54 for the 2011 Period compared to $9,123 for the 2010 Period. The decrease in cash from operating activities for the 2011 Period is primarily attributable to the cash needed to fund the loss for the 2011 Period.

Cash provided by financing activities in the 2011 Period was $0 compared to $9,295 for the 2010 Period which all related to proceeds received from Eliron Yaron, our President, for investments in the Company’s common stock.

The focus of the Company’s efforts is to acquire or develop an operating business. Despite limited active operations at this time, management intends to continue in business and has no intentions to liquidate the Company. The Company has considered various business alternatives including the possible acquisition of an existing business. The Company is currently focused on two sectors, internet and mining.

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

On May 25, 2011, the Company entered into an exclusive perpetual worldwide software license. The Company will utilize the software to create an affiliate network for online stores.  The software requires further modifications. The Company expects the software to be available for use during the fourth quarter of 2011.  The Company agreed to pay $900,000 for such license in cash or in shares of the Company based the average share price on the preceding 30 days before payment. Such payment is scheduled to be made on or about August 12, 2012 and only if the Company achieves $1,250,000 in aggregate revenues from the use of the software prior to the payment date. If the aggregate revenues are below $1,250,000, the Company has a right to terminate the license agreement with no penalty or payment required.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred continuing losses, has no assets and an accumulated deficit of approximately $6.4 million, all of which raises substantial doubt about the Company's ability to continue as a going concern.

The Company is currently dependent on its President, Mr. Yaron, to continue to fund the Company. If the Company is unable to grow its affiliate network business or to acquire or develop an operating business the Company will be unable to fund itself. There is no guarantee that Mr. Yaron will continue to fund the Company.

On October 2, 2008, the Company received proceeds of $50,000 for an unsecured convertible note payable issued for working capital purposes. The note bears interest at 6% per annum and matured on April 18, 2009. As of the maturity date the Company did not make any payments in respect of the amounts due.  The non-payment of this amount constituted an Event of Default under the transaction document.  On June 20, 2011, the Company and the note holder entered into an agreement whereby the maturity of the note was extended until December 31, 2011. In addition, in consideration for the waiver of the Event of Default, the Company agreed to reduce the price at which the note holder may convert the principal amount of the loan and interest accrued thereon (or any portion hereof) into shares of the Company’s common stock at $0.001 per share.  In the beginning of August 2011, the note holder converted $39,000 of the convertible note payable into 39,900,000 shares of the Company’s stock.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for Smaller Reporting Companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer, who also acts as our Chief Financial Officer, the Company evaluated the effectiveness of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The evaluation considered the procedures designed to provide assurance to ensure that information required to be disclosed by us in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were effective at that reasonable assurance level, as of June 30, 2011.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the six months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Signature	Capacity	Date

/s/ Eliron Yaron	Chief Executive Officer, President and Principal Financial Accounting Officer	August 22, 2011
Eliron Yaron