Form 10-Q
period 2011-09-30
SHELRON GROUP INC
filed 2011-11-28
CIK 1125903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:
September 30, 2011

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
As of November 23, 2011, there were 313,877,492 shares of common stock outstanding.

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

SHELRON GROUP INC.
BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS

Current Assets:
Cash	$13,095	$54

Total Current Assets	13,095	54

Deposit on Software License	900,000	-

Total Assets	$913,095	$54

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Accounts payable and accrued expenses	$120,176	$104,986
Due to stockholders	313,275	444,068
Convertible note payable	11,000	50,000

Total Current Liabilities	444,451	599,054

Liability for common stock to be issued to officer	205,740	205,740
Software License Payable	900,000

Total Liabilities	1,550,191	804,794

Commitments

Stockholders' Deficiency:
Series A convertible preferred stock $0.001 par value per share, Authorized 1,000,000 shares;
Issued and outstanding 1,000,000 shares	1,000	1,000
Common stock, par value $0.001 par value per share
Authorized 500,000,000 shares;
Issued and outstanding 310,877,492 shares and 18,477,492 shares, respectively	310,877	18,477
Common stock to be issued, 6,000,000 shares	24,000	-
Additional paid-in capital	5,529,830	5,497,806
Accumulated deficit	(6,502,803)	(6,322,023)

Total Stockholders' Deficiency	(637,096)	(804,740)

Total Liabilities and Stockholders' Deficiency	$913,095	$54

The accompanying notes to these financial statements are an integral part of these statements.

SHELRON GROUP, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010

Revenues	$-	$-	$-	$17,690

Operating Expenses:
Consulting fees	25,500	2,000	29,500	28,165
Employment compensation	39,000	39,000	117,000	117,000
Professional fees	5,000	5,000	15,000	22,000
Office and general expenses	17,044	-	17,044	280
Depreciation and amortization	-	-	-	263
Bank charges	301	192	376	1,027

Total Operating Expenses	86,845	46,192	178,920	168,735

Loss from operations	(86,845)	(46,192)	(178,920)	(151,045)

Other Income (Expense):
Interest expense	(360)	(750)	(5,334)	(5,724)

Net Loss	$(87,205)	$(46,942)	$(184,254)	$(156,769)

Net loss per share:
Basic and diluted	$0.00	$0.00	$0.00	$(0.01)

Weighted average shares outstanding
Basic and Diluted	299,840,535	18,477,492	127,947,821	18,477,492

The accompanying notes to these financial statements are an integral part of these statements.

SHELRON GROUP, INC.
  STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,	September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(184,254)	$(156,769)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	263
Common stock issued for consulting services	24,000	-
Changes in operating assets and liabilities:
Increase in accounts payable	15,190	35,801
Increase in due to stockholders	133,105	112,340
Net cash used in operating activities	(11,959)	(8,365)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received for sale of stock	25,000	-
Cash received from officer for common stock to be issued	-	8,195
Net cash provided by financing activities	25,000	8,195

Net increase (decrease) in cash	13,041	(170)
Cash at the beginning of the period	54	282

Cash at the end of the period	$13,095	$112

Schedule of Non-Cash Activity:
Payment of Due to Stockholder in the Form of Shares of Common Stock	$250,000	$-
Conversion of Note Payable and Accrued Interest into Shares of Common Stock	$39,900
Deposit on Software License	$900,000	$-

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

The Company is currently focused on two sectors, internet and mining. The Company has entered into the following agreements related to these areas:

—
During April 2011, the Company signed a non-binding Memorandum of Understanding (“MOU”) to acquire gold mining rights in Ghana.  The Company is currently conducting due diligence on these mines and if satisfactory we will move to close the transaction.  Until the completion of the due diligence process, the Company will be unable to determine if it will make an offer to acquire these mines and if its offer will be accepted by the sellers.

—
During May 2011, the Company entered into an exclusive perpetual worldwide software license. The Company will utilize the software to create an affiliate network for online stores.  The software requires further modifications and the Company expects the software to be available for use during the fourth quarter of 2011.  See Note 5 below.

—
During September 2011, the Company s signed a non binding MOU with a local Tanzanian company which has the rights to prospect for gold in the Geita district. The MOU is for the acquisition of 51% of the mineral rights of the property. The Company is currently conducting due diligence on these mines and if satisfactory we will move to close the transaction.  Until the completion of the due diligence process, the Company will be unable to determine if it will make an offer to acquire these mines and if its offer will be accepted by the sellers.

—
During September 2011, the Company signed an additional non-binding MOU with a local Tanzanian company which has the rights to prospect for gold in the Kahama district. The MOU is for the acquisition of 51% of the mineral rights of the property. The size of the plot is 790 Hectares, which represents four times the size of Geita district license. The Company is currently conducting due diligence on these mines and if satisfactory we will move to close the transaction.  Until the completion of the due diligence process, the Company will be unable to determine if it will make an offer to acquire these mines and if its offer will be accepted by the sellers.

—
During November 2011, the Company started looking into gold exploration opportunities in Chile based on Chile’s potential, and the Company's strategy to explore gold in Africa and in the Americas. The Company is interested in more deals to increase its portfolio and opportunities. The focus of the company is to adhere to its acquisition criteria and only acquire a prospecting license in Chile that can potentially be developed into proven reserves or productive metal resource mines.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred continuing losses, has $13,095 of cash and an accumulated deficit of approximately $6.5 million, all of which raises substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods presented. The financial statements are unaudited and are subject to such year-end adjustments as may be considered appropriate and should be read in conjunction with the historical financial statements of the Company for the years ended December 31, 2010 and 2009 included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010. The December 31, 2010 balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“US GAAP”). Operating results for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2011.

These interim financial statements have been prepared in accordance with US GAAP and under the same accounting principles as the financial statements included in the Annual Report on Form 10-K. Certain information and footnote disclosures related thereto normally included in the financial statements prepared in accordance with US GAAP have been omitted in accordance with Rule 8.03 of Regulation S-X.

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

	September 30,	September 30,
	2011	2010
Series A convertible preferred stock	1,000,000	1,000,000
Convertible note payable	23,687,667	1,974,178

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

For the nine months ended September 30, 2011 and 2010, consulting services totaled $117,000 and $117,000, respectively.  For the three months ended September 30, 2011 and 2010, consulting services totaled $39,000 and $39,000, respectively. Such amounts are reflected on the statements of operations as employment compensation.  On June 15, 2011, the Company issued 250,000,000 shares to Mr. Yaron as partial payment of the debt it owes to Hull.  The Company valued the shares at $250,000 and recorded a reduction in the amount of debt it owes to Hull. At September 30, 2011 and December 31, 2010, the Company owed Hull $313,275 and $442,568, respectively.

Liability for Common Stock to be issued to officer

The Company has received proceeds for shares of Common Stock to be issued to Mr. Yaron, the Company's Principal Executive Officer/Principal Financial and Accounting Officer. As the shares were not issued as of September 30, 2011 and December 31, 2010, the proceeds were not included in stockholders’ deficiency but classified as a liability for common stock to be issued to officer. The liability totaled $205,740 as of September 30, 2011 and December 31, 2010.

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

The Company accounted for the modification of the convertible note payable as an extinguishment of debt in accordance with FASB ASC 470-50-40 “Accounting for Modifications and Extinguishments in Debt” The Company deemed the terms of the note modification  to be substantially different  due to the change in the conversion rate and treated the Convertible Promissory Note as extinguished and exchanged for  a  new note.  The Company determined that there was no gain or loss on the extinguishment.

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

NOTE 6 – STOCK COMPENSATION EXPENSE

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with ASC Topic 505. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by ASC Topic 505.

On July 1 2011, the Company entered into a three-month agreement with a service provider to provide marketing, business development and consulting services. In consideration of the services provided, the Company agreed to issue 6,000,000 shares of the Company’s Common Stock valued at $24,000 or $0.004 per share. As of September 30, 2011, these shares have not been issued and the Company has recorded this amount as a component of stockholders’ deficiency called common stock to be issued. On November 14, 2011, the Company issued 3,000,000 of the shares.

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

During April 2011, we signed a non-binding Memorandum of Understanding (“MOU”) to acquire gold mining rights in Ghana.  We are currently conducting due diligence on these mines and if satisfactory we will move to close the transaction.  Until we complete our due diligence process, we will be unable to determine if we will make an offer to acquire these mines and if our offer will be accepted by the sellers.

During May 2011, the Company entered into an exclusive perpetual worldwide software license. The Company will utilize the software to create an affiliate network for online stores.  The software requires further modifications. The Company expects the software to be available for use during the fourth quarter of 2011.  The Company agreed to pay $900,000 for such license in cash or in shares of the Company based the average share price on the preceding 30 days before payment. Such payment is scheduled to be made on or about August 12, 2012 and only if the Company achieves $1,250,000 in aggregate revenues from the use of the software prior to the payment date. If the aggregate revenues are below $1,250,000, the Company has a right to terminate the license agreement with no penalty or payment required.

During September 2011, the Company s signed a non binding MOU with a local Tanzanian company which has the rights to prospect for gold in the Geita district. The MOU is for the acquisition of 51% of the mineral rights of the property. The Company is currently conducting due diligence on these mines and if satisfactory we will move to close the transaction.  Until the completion of the due diligence process, the Company will be unable to determine if it will make an offer to acquire these mines and if its offer will be accepted by the sellers.

During September 2011, the Company signed an additional non-binding MOU with a local Tanzanian company which has the rights to prospect for gold in the Kahama district. The MOU is for the acquisition of 51% of the mineral rights of the property. The size of the plot is 790 Hectares, which represents four times the size of Geita district license. The Company is currently conducting due diligence on these mines and if satisfactory we will move to close the transaction.  Until the completion of the due diligence process, the Company will be unable to determine if it will make an offer to acquire these mines and if its offer will be accepted by the sellers.

During November 2011, the Company started looking into gold exploration opportunities in Chile based on Chile’s potential, and the Company's strategy to explore gold in Africa and in the Americas. The Company is interested in more deals to increase its portfolio and opportunities. The focus of the company is to adhere to its acquisition criteria and only acquire a prospecting license in Chile that can potentially be developed into proven reserves or productive metal resource mines.

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

RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 2011 (the "2011 Period") and the three months ended September 30, 2010 (the "2010 Period"):

Revenues

The Company did not have any revenues for the three months ended September 30, 2011 and 2010.  Beginning in 2010, we did not actively promote our current ActiveShopper product. Instead, we explored new opportunities in the mining, media, internet, oil and gas and high-tech fields and provided consulting services to some of these industries during the 2010 Period. We also considered strategic acquisitions that management believes will enhance our market positioning.

Operating Expenses
Operating expenses consist of salaries, consulting expenses, professional fees and other expenses associated with the operations of our business. For the 2011 Period, operating expenses were $86,845, an increase of $40,653 or 88.0%, as compared to $46,192 for the 2010 Period.  The increase is primarily attributable to increased costs related to the signing of a consulting agreement on July 1, 2011 and the costs associated with the signing of the MOU’s in the 2011 Period as compared to the 2010 Period.

Employment Compensation
Our sole full-time employee is our Chairman of the Board, Eliron Yaron.  Employment compensation totaled $39,000 for the 2011 and 2010 Periods.

Consulting Fees
For the 2011 Period, consulting fees were $25,500, an increase of $23,500 as compared to $2,000 for the 2010 Period. On July 1 2011, the Company entered into a three-month agreement with a service provider to provide marketing, business development and consulting services. In consideration of the services provided, the Company agreed to issue 6,000,000 shares of the Company’s Common Stock valued at $24,000 or $0.004 per share.

Professional Fees
Professional fees consist primarily of legal, accounting and auditing. Professional fees totaled $5,000 for the 2011 and 2010 Periods.

Comparison of the nine months ended September 30, 2011 (the "2011 Period") and the nine months ended September 30, 2010 (the "2010 Period"):

Revenues

The Company did not have any revenues for the nine months ended September 30, 2011 as compared to revenues of $17,690 during the nine months ended September 30, 2010.  Beginning in 2010, we did not actively promote our current ActiveShopper product. Instead, we explored new opportunities in the mining, media, internet, oil and gas and high-tech fields and provided consulting services to some of these industries during the 2010 Period. We also considered strategic acquisitions that management believes will enhance our market positioning.

Operating Expenses
Operating expenses consist of salaries, consulting expenses, professional fees and other expenses associated with the operations of our business. For the 2011 Period, operating expenses were $178,920, an increase of $10,185 or 6.0%, as compared to $168,735 for the 2010 Period.  The increase is primarily attributable to increased costs related to the signing of a consulting agreement on July 1, 2011 and the costs associated with the signing of the MOU’s in the 2011 Period as compared to the 2010 Period.

Employment Compensation
Our sole full-time employee is our Chairman of the Board, Eliron Yaron.  Employment compensation totaled $117,000 for the 2011 and 2010 Periods.

Consulting Fees
For the 2011 Period, consulting fees were $29,500, an increase of $1,335 or 4.7% as compared to $28,165 for the 2010 Period.

Professional Fees
Professional fees consist primarily of legal, accounting and auditing. For the 2011 Period, professional fees were $15,000, a decrease of $7,000 or 31.8% as compared to $22,000 for the 2010 Period. The decrease in professional fees is primarily due to decreased fees incurred during the 2011 Period as a result of the slowdown in our business activities.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have financed our operations primarily from cash generated through the sale of our Common Stock in private placements as well as from cash earned from our operations.

As of September 30, 2011, we had cash of $13,095 and a working capital deficit of $431,356.

Cash used in operating activities was $11,959 for the 2011 Period compared to $8,365 for the 2010 Period. The decrease in cash from operating activities for the 2011 Period is primarily attributable to the cash needed to fund the loss for the 2011 Period.

Cash provided by financing activities in the 2011 Period was $25,000 compared to $8,195 for the 2010 Period.  The 2011 Period consisted of cash received by the Company for the sale of shares. The 2010 Period consisted of proceeds received from Eliron Yaron, our President, for investments in the Company’s common stock.

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

During April 2011, we signed a non-binding Memorandum of Understanding (“MOU”) to acquire gold mining rights in Ghana.  We are currently conducting due diligence on these mines and if satisfactory we will move to close the transaction.  Until we complete our due diligence process, we will be unable to determine if we will make an offer to acquire these mines and if our offer will be accepted by the sellers.

During May 2011, the Company entered into an exclusive perpetual worldwide software license. The Company will utilize the software to create an affiliate network for online stores.  The software requires further modifications. The Company expects the software to be available for use during the fourth quarter of 2011.  The Company agreed to pay $900,000 for such license in cash or in shares of the Company based the average share price on the preceding 30 days before payment. Such payment is scheduled to be made on or about August 12, 2012 and only if the Company achieves $1,250,000 in aggregate revenues from the use of the software prior to the payment date. If the aggregate revenues are below $1,250,000, the Company has a right to terminate the license agreement with no penalty or payment required.

During September 2011, the Company s signed a non binding MOU with a local Tanzanian company which has the rights to prospect for gold in the Geita district. The MOU is for the acquisition of 51% of the mineral rights of the property. The Company is currently conducting due diligence on these mines and if satisfactory we will move to close the transaction.  Until the completion of the due diligence process, the Company will be unable to determine if it will make an offer to acquire these mines and if its offer will be accepted by the sellers.

During September 2011, the Company signed an additional non-binding MOU with a local Tanzanian company which has the rights to prospect for gold in the Kahama district. The MOU is for the acquisition of 51% of the mineral rights of the property. The size of the plot is 790 Hectares, which represents four times the size of Geita district license. The Company is currently conducting due diligence on these mines and if satisfactory we will move to close the transaction.  Until the completion of the due diligence process, the Company will be unable to determine if it will make an offer to acquire these mines and if its offer will be accepted by the sellers.

During November 2011, the Company started looking into gold exploration opportunities in Chile based on Chile’s potential, and the Company's strategy to explore gold in Africa and in the Americas. The Company is interested in more deals to increase its portfolio and opportunities. The focus of the company is to adhere to its acquisition criteria and only acquire a prospecting license in Chile that can potentially be developed into proven reserves or productive metal resource mines.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred continuing losses, has cash of $13,095 and an accumulated deficit of approximately $6.5 million, all of which raises substantial doubt about the Company's ability to continue as a going concern.

The Company is currently dependent on its President, Mr. Yaron, to continue to fund the Company. If the Company is unable to grow its affiliate network business or to acquire or develop an operating business the Company will be unable to fund itself. There is no guarantee that Mr. Yaron will continue to fund the Company.

On October 2, 2008, the Company received proceeds of $50,000 for an unsecured convertible note payable issued for working capital purposes. The note bears interest at 6% per annum and matured on April 18, 2009. As of the maturity date the Company did not make any payments in respect of the amounts due.  The non-payment of this amount constituted an Event of Default under the transaction document.  On June 20, 2011, the Company and the note holder entered into an agreement whereby the maturity of the note was extended until December 31, 2011. In addition, in consideration for the waiver of the Event of Default, the Company agreed to reduce the price at which the note holder may convert the principal amount of the loan and interest accrued thereon (or any portion hereof) into shares of the Company’s common stock at $0.001 per share.  In the beginning of August 2011, the note holder converted $39,000 of the convertible note payable into 39,900,000 shares of the Company’s stock.  The Company accounted for the modification of the convertible note payable as an extinguishment of debt. The Company deemed the terms of the note modification to be substantially different  due to the change in the conversion rate and treated the Convertible Promissory Note as extinguished and exchanged for  a  new note.  The Company determined that there was no gain or loss on the extinguishment.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for Smaller Reporting Companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Effectiveness of Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Securities Exchange Act Rule 13a-15(f). Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with U.S. GAAP.

Under the supervision and with the participation of our Chief Executive Officer who also acts as our Chief Financial Officer, we conducted an assessment of the design and effectiveness of our internal control over financial reporting as of the fiscal year covered by this Report based on the framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control—Integrated Framework.

Based on this assessment, management concluded that, as of September 30, 2011, the Company’s internal control over financial reporting was not effective. Our management reached this conclusion after identifying the following two areas of material weakness in our internal control systems:

1. Inadequate and ineffective application of complex accounting; and

2. Management did not sufficiently monitor internal control over financial reporting. Specifically the Company did not have sufficient personnel with an appropriate level of technical accounting knowledge and experience who could execute appropriate application of complex accounting with respect to stock compensation and warrant modification.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we intend to hire on an as-needed outsourced basis, a qualified person to address the above stated issues; however, the remediation effort is dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be materially adversely affected.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the six months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Signature	Capacity	Date
/s/ Eliron Yaron	Chief Executive Officer, President and Principal Financial Accounting	November 28, 2011
Eliron Yaron	Officer