Form 10-K
period 2011-12-31
SHELRON GROUP INC
filed 2012-04-16
CIK 1125903

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

Commission file number: 000-31176

SHELRON GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-2968425
(State of incorporation)	(I.R.S. Employer Identification No.)

39 Broadway, Suite 3010

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently computed second fiscal quarter was $151,515.

The number of shares of the issuer’s common stock issued and outstanding as of April 4, 2012 was 328,877,492 shares.

Documents Incorporated By Reference:

None

PART 1

ITEM 1. BUSINESS

COMPANY OVERVIEW

Shelron Group, Inc. (the “Company”, “we”, “our”, or “us”) was originally incorporated in the State of Massachusetts in June 1987, under the name "Professional Brushes, Inc." In April 1999, the Company changed its state of incorporation to Delaware by means of a merger with and into a Delaware company and, in connection therewith, changed our name to "PB Acquisition Corp." In May 2000, the Company entered into a share exchange agreement with TTTTickets.com, Inc., a Delaware corporation ("Tickets") incorporated in April 2000 for the purposes of developing and maintaining an internet website for the sale and purchase of event tickets, pursuant to which Tickets became a wholly owned subsidiary of the Company. We also changed our name to "TTTTickets Holding Corp." Thereafter, in November 2001, we entered into a stock purchase and merger agreement with B-Park Communications, Inc., ("B-Park") a Delaware corporation formed in August 2001 for the sole purpose of entering into such agreement. In September 2002, we changed our name to Shelron Group, Inc.

The Company developed e-commerce advertising and comparative shopping software products and services. At the present time, the Company does not intend to actively promote its current ActiveShopper product but will instead explore new opportunities.

The Company is currently focused on two sectors, internet and mining. The Company has entered into agreements related to these areas.

We are also considering strategic acquisitions that management believes will enhance our market positioning.

 OUR STRATEGY

The Company is currently focused on two sectors, internet advertising and mineral exploration and development for gold, silver and copper. The Company has entered into the following agreements related to these areas:

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

—

During May 2011, the Company entered into an exclusive perpetual worldwide software license. The Company will utilize the software to create an affiliate network for online stores.  The software requires further modifications and the Company expects the software to be available for use during the second quarter of 2012.   The Company agreed to pay $900,000 for such license in cash or in shares of the Company based the average share price on the preceding 30 days before payment. Such payment is scheduled to be made on or about August 12, 2012 and only if the Company achieves $1,250,000 in aggregate revenues from the use of the software prior to the payment date. If the aggregate revenues are below $1,250,000, the Company has a right to terminate the license agreement with no penalty or payment required. The Company is waiting for the completion of certain features of the software and is currently evaluating the existing technical aspects of the software.

1

—

During September 2011, the Company signed a non-binding Memorandum of Understanding with a local Tanzanian company for the acquisition of 51% of the mineral rights of a property in the Geita district of Tanzania. This Memorandum of Understanding has expired by the Company believes that, at its option, it would be able to renew the agreement.

—

During September 2011, the Company signed a non-binding Memorandum of Understanding with a local Tanzanian company which has the rights to prospect for gold in the Kahama district. This Memorandum of Understanding has expired by the Company believes that, at its option, it would be able to renew the agreement.

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

We presently retain professional service providers and consultants, who provide services including, management, financial accounting and administration and public relations services. These service providers and consultants may provide their services to us on a full-time, part-time, or on demand basis.

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

Not required for Smaller Reporting Companies.

Item 1B.   Unresolved Staff Comments

None.

ITEM 2. PROPERTIES.

We do not own any real property.

We maintain an office at 39 Broadway, Suite 3010, New York, New York.  No rent is charged for this space.  We believe that our office space in the United States is sufficient to meet our current and anticipated needs.

ITEM 3. LEGAL PROCEEDINGS.

We are not involved in any pending legal proceedings which we anticipate can result in a material adverse effect on our business or operations.

ITEM 4. MINE SAFETY DISCLOSURES .

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company's Common Stock is listed on the OTC Bulletin Board under the symbol "SRNG". The following table sets forth the high and low bid information for the Company's Common Stock for each quarterly period during the year ended December 31, 2010 and 2011 as reported by the OTC Bulletin Board. The OTC Bulletin Board quotations reflect inter-dealer prices, are without retail markup, markdown or commission, and may not represent actual transactions.

	High	Low

Calendar Year 2010
First Quarter	$0.007	$0.004
Second Quarter	$0.027	$0.002
Third Quarter	$0.027	$0.003
Fourth Quarter	$0.015	$0.002
Calendar Year 2011
First Quarter	$0.025	$0.002
Second Quarter	$0.025	$0.003
Third Quarter	$0.040	$0.010
Fourth Quarter	$0.092	$0.030

HOLDERS

At April 4, 2012, there are approximately 377 holders of record of the Company's Common Stock. This does not reflect those shares held beneficially or those shares held in "street" name.

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

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal years ended December 31, 2011 and 2010.

 Item 6.   Selected Financial Data.

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS

FORWARD-LOOKING STATEMENTS

The Company or management may make or may have made certain forward-looking statements, orally or in writing, such as those within Management's Discussion and Analysis contained in its various SEC filings. The statements that express the “belief,” “anticipation,” “plans,” “expectations,” “will” and similar expressions are intended to identify forward-looking statements. The Company wishes to ensure that such statements are accompanied by meaningful cautionary statements, so as to ensure to the fullest extent possible the protections of the safe harbor established in the Private Securities Litigation Reform Act of 1995. Such statements are therefore qualified in their entirety by reference to and are accompanied by the following discussion of certain important factors that could cause actual results to differ materially from those described in such forward-looking statements.

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

During May 2011, the Company entered into an exclusive perpetual worldwide software license. The Company will utilize the software to create an affiliate network for online stores. The software requires further modifications. The Company expects the software to be available for use during the second quarter of 2012. The Company agreed to pay $900,000 for such license in cash or in shares of the Company based the average share price on the preceding 30 days before payment. Such payment is scheduled to be made on or about August 12, 2012 and only if the Company achieves $1,250,000 in aggregate revenues from the use of the software prior to the payment date. If the aggregate revenues are below $1,250,000, the Company has a right to terminate the license agreement with no penalty or payment required. The Company is waiting for the completion by the licensor of certain features of the software and is currently evaluating the existing technical aspects of the software.

During September 2011, the Company signed a non-binding Memorandum of Understanding with a local Tanzanian company for the acquisition of 51% of the mineral rights of a property in the Geita district of Tanzania. This Memorandum of Understanding has expired by the Company believes that, at its option, it would be able to renew the agreement.

During September 2011, the Company signed a non-binding Memorandum of Understanding with a local Tanzanian company which has the rights to prospect for gold in the Kahama district. This Memorandum of Understanding has expired by the Company believes that, at its option, it would be able to renew the agreement.

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

Our significant accounting policies are summarized in Note 2 of Notes to Financial Statements. While all these significant accounting policies impact its financial condition and results of operations, the Company views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our results of operations, financial position or liquidity for the presented in this report.

RESULTS OF OPERATIONS

Comparison of the Year Ended December 31, 2011 (the "2011 Period") and the Year Ended December 31, 2010 (the "2010 Period"):

Revenues

The Company did not have any revenues during the 2011 Period as compared to revenues of $17,690 during the 2010 Period. Beginning in 2010, we did not actively promote our current ActiveShopper product. Instead, we explored new opportunities in the mining, media, internet, oil and gas and high-tech fields and provided consulting services to some of these industries during the 2010 Period. We also considered strategic acquisitions that management believes will enhance our market positioning.

Operating Expenses

Operating expenses consist of salaries, consulting expenses, professional fees and other expenses associated with the operations of our business. For the 2011 Period, operating expenses were $240,979, an increase of $8,666 or 3.7%, as compared to $232,313 for the 2010 Period. The increase is primarily attributable to increased costs related to the signing of a consulting agreement on July 1, 2011 and the costs associated with the signing of the MOU’s in the 2011 Period as compared to the 2010 Period.

Employment Compensation

Our sole full-time employee is our Chairman of the Board, Eliron Yaron.  Employment compensation totaled $156,000 for the 2011 and 2010 Periods.

Consulting Fees

For the 2011 Period, consulting fees were $34,500, an increase of $1,335 or 4.0% as compared to $33,165 for the 2010 Period.

Professional Fees

Professional fees consist primarily of legal, accounting and auditing. For the 2011 Period, professional fees were $14,000, a decrease of $26,000 or 65.0% as compared to $40,000 for the 2010 Period.

Other Income (Expense)

During the 2011 Period, other income (expense) consisted of interest expense of $2,025 and a gain from the write-off of prior years’ accrued liabilities of $13,944. During the 2010 Period, other income (expense) consisted of interest expense of $3,000.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have financed our operations primarily from cash generated through the sale of our Common Stock in private placements as well as from cash earned from our operations.

As of December 31, 2011, we had a cash balance of $185 and a working capital deficit of $470,686.

Cash used in operating activities was $24,869 for the 2011 Period compared to $43,773 for the 2010 Period. The use of cash from operating activities for the 2011 Period is primarily attributable to the cash needed to fund the loss for the 2011 Period.

Cash provided by financing activities in the 2011 Period was $25,000 compared to $43,545 for the 2010 Period. The 2011 Period consisted of cash received by the Company for the sale of shares. The 2010 Period consisted of proceeds received from Eliron Yaron, our President, for investments in the Company’s common stock.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred continuing losses, has cash of $185 and an accumulated deficit of approximately $6.6 million, all of which raises substantial doubt about the Company's ability to continue as a going concern.

The Company is currently dependent on its President, Mr. Yaron, to continue to fund the Company. If the Company is unable to grow its affiliate network business or to acquire or develop an operating business the Company will be unable to fund itself. There is no guarantee that Mr. Yaron will continue to fund the Company.

On October 2, 2008, the Company received proceeds of $50,000 for an unsecured convertible note payable issued for working capital purposes. The note bears interest at 6% per annum and matured on April 18, 2009. As of the maturity date the Company did not make any payments in respect of the amounts due.  The non-payment of this amount constituted an Event of Default under the transaction document.  On June 20, 2011, the Company and the note holder entered into an agreement whereby the maturity of the note was extended until December 31, 2011 and the total amount due to the note holder was $62,210 including $12,210 of accrued interest. In addition, in consideration for the waiver of the Event of Default, the Company agreed to reduce the price at which the note holder may convert the principal amount of the loan and interest accrued thereon (or any portion hereof) into shares of the Company’s common stock at $0.001 per share. During 2011, the note holder converted $42,972 of the convertible note payable plus accrued interest into 54,900,000 shares of the Company’s stock. The Company accounted for the modification of the convertible note payable as an extinguishment of debt. The Company deemed the terms of the note modification to be substantially different due to the change in the conversion rate and treated the Convertible Promissory Note as extinguished and exchanged for a new note.  The Company determined that there was no gain or loss on the extinguishment.

Management believes the Company will continue to incur losses and negative cash flows from operating activities for the foreseeable future and will need additional equity or debt financing to sustain its operations until it can achieve profitability and positive cash flows, if ever. The Company’s continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required. The outcome of this uncertainty cannot be assured. Our independent registered public accounting firm, in their reports on our financial statements for the years ended December 31, 2011 and 2010, expressed substantial doubt about our ability to continue as a going concern. These circumstances could complicate our ability to raise additional capital. Our financial statements do not include any adjustments to the carrying amounts of our assets and liabilities that might result from the outcome of this uncertainty.

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

OFF-BALANCE SHEET ARRANGEMENTS

None.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

Consulting Agreement dated as of March 1, 2005 between the Company and Hull Services, Inc. See Item 11 for a further discussion of the agreement.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS

The financials statements of our company for the years ended December 31, 2011 and 2010 are attached hereto following the signature page commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.  Controls and Procedures.

Evaluation of Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer, who also acts as our Chief Financial Officer, the Company evaluated the effectiveness of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The evaluation considered the procedures designed to provide assurance to ensure that information required to be disclosed by us in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were effective at that reasonable assurance level, as of December 31, 2011.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the year ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.   Other Information.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information concerning our Directors and Executive Officer:

Name	Age	Positions and Offices Held
Eliron Yaron	43	Chairman, Chief Executive Officer, Principal Financial And Accounting Officer, Director and Secretary
Issac Maizel	32	Director
Yossi Levi	32	Director

Eliron Yaron, age 43, has been the Chairman of our Board of Directors, Principal Executive Officer and Principal Financial and Accounting Officer since company's inception date in August 2001. Prior to joining us, from 1996 through 2001, he was the founder and Chief Executive Officer of Shelron Internet Ltd., a web project oriented company. Prior to that time, since 1993, he has engaged in either founding web related business or working in related technology areas. Eliron Yaron has served on the boards of Internet companies in the US and Israel, and has advised venture capital funds and investment companies on IT and Internet related investments and marketing.

Isaac Maizel, age 32, has worked since 2001 as a computer network consultant, with an expertise in large networks implementation.

Yossi Levi, age 32, worked since 2001 as an E-learning consultant, and as an internet advertising salesman.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company's Executive Officers, Directors and persons who beneficially own more than 10% of a registered class of the Company's equity securities to file with the Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Such persons are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they filed. Based solely upon a review of (i) Forms 3 and 4 and amendments thereto  furnished to the Company pursuant to Rule 16a-3(e), promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), during the Company's fiscal year ended December 31, 2010, and (ii) Forms 5 and amendments thereto and/or written representations furnished to us by any Director, officer or 10% security holder of the Company (collectively "Reporting Persons") stating that he or she was not required to file a Form 5 during the Company's fiscal year ended December 31, 2011, it has been determined that all Officers, Directors and persons who beneficially own more than 10% of a registered class of the Company's equity securities have met their reporting obligations set forth in Section 16(a) of the Exchange Act.

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

SUMMARY COMPENSATION TABLE
NAME AND		ANNUAL AND TOTAL
POSITION	YEAR	COMPENSATION
Eliron Yaron,
Chairman, Principal Executive	2011	$156,000
Officer and Principal Financial	2010	$156,000
And Accounting Officer

Mr. Yaron did not receive a bonus or any type of other compensation, not mentioned above, for the two years presented.

OPTION GRANTS

None of the Named Executive Directors were granted any options during the years ended December 31, 2011 and 2010.

AGGREGATE OPTIONS EXERCISED IN 2011 AND 2010 YEAR END VALUES

Not applicable.

EQUITY COMPENSATION PLAN INFORMATION

Not applicable.

EXECUTIVE EMPLOYMENT

In March 2005, we entered into a Consulting Agreement ("Consulting Agreement") with Hull Services Inc. ("Hull"), a company wholly-owned and controlled by Eliron Yaron, the Chairman of the Board of Directors and the Principal Executive Officer of the Company. Pursuant to the terms of this Consulting Agreement, we pay to Hull $156,000 per annum in installments of $3,000 per week for Mr. Yaron’s services, in addition to reimbursing all reasonable expenses incurred in connection with services rendered on behalf of our Company. The compensation accrues and is paid when funds for such payments are available. As of December 31, 2011, accrued and outstanding fees to Hull are $361,464. The Consulting Agreement continues in effect through March 2012 and contains certain customary confidentiality and non-compete provisions. The Consulting Agreement is renewed automatically for successive one year periods until either party gives the other a 180-day prior written notice of its intent to terminate the Consulting Agreement. As of December 31, 2011, no prior written notice with the intent to terminate the Consulting Agreement was provided. Therefore, the Consulting Agreement has been automatically extended until March 2013.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of April 9, 2012, concerning all persons known by us to own beneficially more than 5% of our Common Stock and concerning shares beneficially owned by each Director and named Executive Officer and by all Directors and Executive Officers as a group. Unless expressly indicated otherwise, each stockholder exercises sole voting and investment power with respect to the shares beneficially owned.

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

 The address of each Executive Officer and Director is 39 Broadway, Suite 3010, New York, NY 10006. We have calculated the percentages of shares beneficially owned based on 328,877,492 shares of Common Stock outstanding at April 3, 2012.

Name and Address of Beneficial Owner	Shares of Common Stock Stock		Percentage Ownership of Shares of Common Stock (1)	Preferred Stock		Voting Power of Shares of Preferred Stock
Executive Officers and
Directors
Eliron Yaron	251,353,334	(2)	76.4%	1,000,000	(3)	52%

Issac Maizel	0			0
Yossi Levi	0			0
All Executive Officers	251,353,334	(2)	76.4%	1,000,000	(3)	52%
and Directors as a group
(3 persons)
5% Stockholders
None
All Executive Officers,
Directors and 5%
Stockholders as a group	251,353,334	(2)	76.4%	1,000,000	(3)	52%
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

(2) Comprised of (a) 250,233,334 shares of Common Stock owned by Mr. Yaron and (b) 1,120,000 shares of Common Stock owned by Hull Services, Inc. (“Hull”) a company wholly-owned and controlled by Mr. Yaron. As the sole Stockholder of Hull, Mr. Yaron may be deemed a beneficial owner of the shares of Common Stock.

(3) Comprised of 1,000,000 shares of Common Stock issuable upon the conversion of 1,000,000 shares of Series A Preferred Stock issued to Hull. As the sole Stockholder of Hull, Mr. Yaron may be deemed a beneficial owner of the shares of Common Stock issuable upon conversion of the Series A Preferred Stock. The holder of the Series A Preferred Stock is entitled to vote along with the holders of Common Stock as one class on all matters for which the Stockholders of the Company shall vote. The holder of Series A Preferred Stock is entitled to a vote representing 52% of the total shares entitled to vote by all holders of the then outstanding shares of Common Stock and Series A Preferred Stock combined.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

In March 2005, we entered into a Consulting Agreement ("Consulting Agreement") with Hull Services Inc. ("Hull"), a company wholly-owned and controlled by Eliron Yaron, the Chairman of the Board of Directors and the Principal Executive Officer of the Company. Pursuant to the terms of this Consulting Agreement, we pay to Hull $156,000 per annum in installments of $3,000 per week for Mr. Yaron’s services, in addition to reimbursing all reasonable expenses incurred in connection with services rendered on behalf of our Company. The compensation accrues and is paid when funds for such payments are available. As of December 31, 2011, accrued and outstanding fees to Hull are $361,464. The Consulting Agreement continues in effect through March 2012 and contains certain customary confidentiality and non-compete provisions. The Consulting Agreement is renewed automatically for successive one year periods until either party gives the other a 180-day prior written notice of its intent to terminate the Consulting Agreement. As of December 31, 2011, no prior written notice with the intent to terminate the Consulting Agreement was provided. Therefore, the Consulting Agreement has been automatically extended until March 2013.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

From July 17, 2006 and through the subsequent periods for fiscal year ended December 31, 2011, our principal independent auditor was Rotenberg Meril Solomon Bertiger & Guttilla, P.C. ("RMSBG"). The following are the services provided and the amount billed:

AUDIT FEES

The aggregate fees billed or to be billed by RMSBG for professional services rendered for the audit of the Company's annual financial statements for the fiscal year ended December 31, 2011 and 2010 and for the review of the financial statements included in the Company's Quarterly Reports on Form 10-Q were $20,000 and $36,000, respectively.

AUDIT RELATED FEES

Other than the fees described under the caption "Audit Fees" above, RMSBG did not bill any fees for services rendered to us during fiscal years 2011 and 2010 for assurance and related services in connection with the audit or review of our financial statements.

TAX FEES

Fees billed by RMSBG for tax services rendered during the fiscal years ended December 31, 2011 and 2010 were approximately $1,000 and $1,000, respectively.

ALL OTHER FEES

There were no fees billed by RMSBG for other professional services rendered during the periods for fiscal years ended December 31, 2011 and 2010, respectively.

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

PART IV

Item 15.   Exhibits. Financial Statement Schedules.

Exhibit Number      Description

3.1	Certificate of Incorporation of the Company. (1)

3.2	Bylaws of the Company. (1)

3.3	Certificate of Amendment of Certificate of Incorporation.

4.1	Certificate of Designation of the Company.(2)

10.1	Stock Purchase Agreement. (3)

10.2	Consulting Agreement dated as of March 1, 2005 between the Company and Hull Services, Inc. (5)

14	Code of Ethics. (4)

31	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

SHELRON GROUP, INC.

Dated: April 16, 2012	By:	/s/ Eliron Yaron
Eliron Yaron
Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Company and in the capacities and on the date indicated.

Signature	Capacity	Date
/s/ Eliron Yaron	Chairman and Director	April 16, 2012

Eliron Yaron
Issac Maizel	Director	April 16, 2012
Yossi Levi	Director	April 16, 2012

..

SHELRON GROUP INC.

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2
Balance Sheets as of December 31, 2011 and 2010	F-3
Statements of Operations for the years ended
December 31, 2011 and 2010	F-4
Statements of Stockholders' Deficiency
for the years ended December 31, 2011 and 2010	F-5
Statements of Cash Flows for the years ended
December 31, 2011 and 2010	F-6
Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and Stockholders of

Shelron Group, Inc.

We have audited the accompanying balance sheets of Shelron Group, Inc. (the “Company”) as of December 31, 2011 and 2010, and the related statements of operations, changes in stockholders’ deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010 and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Rotenberg Meril Solomon Bertiger & Guttilla, P.C.

Saddle Brook, New Jersey

April 16, 2012

SHELRON GROUP INC.

BALANCE SHEETS

	December 31,	December 31,
	2011	2010

ASSETS

Current Assets:
Cash	$185	$54

Total Current Assets	185	54

Software License	900,000	-

Total Assets	$900,185	$54

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Accounts payable and accrued expenses	$102,379	$104,986
Due to stockholders	361,464	440,594
Convertible note payable	7,028	50,000

Total Current Liabilities	470,871	595,580

Liability for common stock to be issued to officer	205,740	205,740
Software License Payable	900,000

Total Liabilities	1,576,611	801,320

Commitment

Stockholders' Deficiency:
Series A convertible preferred stock $0.001 par value
per share, Authorized 1,000,000 shares;
Issued and outstanding 1,000,000 shares	1,000	1,000
Common stock, par value $0.001 par value per share
Authorized 500,000,000 shares;
Issued and outstanding 328,877,492 shares and
18,477,492 shares, respectively	328,877	18,477
Common stock to be issued, 3,000,000 shares	12,000	-
Additional paid-in capital	5,529,306	5,497,806
Accumulated deficit	(6,547,609)	(6,318,549)

Total Stockholders' Deficiency	(676,426)	(801,266)

Total Liabilities and Stockholders' Deficiency	$900,185	$54

The accompanying notes to these financial statements are an integral part of these statements.

SHELRON GROUP INC.

STATEMENTS OF OPERATIONS

	Year Ended
	December 31,	December 31,
	2011	2010

Revenues	$-	$17,690

Operating Expenses:
Consulting fees	34,500	33,165
Employment compensation	156,000	156,000
Professional fees	14,000	40,000
Office and general expenses	35,876	855
Depreciation and amortization	-	263
Bank charges	603	1,135
Bad debt expense	-	895

Total Operating Expenses	240,979	232,313

Loss from operations	(240,979)	(214,623)

Other Income (Expense):
Interest expense	(2,025)	(3,000)
Other income	13,944	-

Net Loss	$(229,060)	$(217,623)

Net loss per share:
Basic and diluted	$0.00	$(0.01)

Weighted average shares outstanding
Basic and Diluted	174,590,369	18,477,492

The accompanying notes to these financial statements are an integral part of these statements.

SHELRON GROUP INC.

STATEMENTS OF STOCKHOLDERS' DEFICIENCY

	Preferred Stock		Common Stock
	Number		Number		Common	Additional		Total
	of		of		Stock to	Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	be Issued	Capital	Deficit	Deficiency

Balance at December 31, 2009	1,000,000	$1,000	18,477,492	$18,477	$-	$5,497,806	$(6,100,926)	$(583,643)

Net loss	-	-	-	-	-	-	(217,623)	(217,623)

Balance at December 31, 2010	1,000,000	1,000	18,477,492	18,477	-	5,497,806	(6,318,549)	(801,266)

Issuance of Common Stock
for debt of Hull	-	-	250,000,000	250,000	-	-	-	250,000

Issuance of Common Stock	-	-	2,500,000	2,500	-	22,500	-	25,000

Issuance of Common Stock	-	-	3,000,000	3,000	-	9,000	-	12,000
for consulting fees and services

Common Stock to be issued
for consulting fees and services	-	-	-	-	12,000	-	-	12,000

Issuance of Common Stock
for conversion on Note Payable	-	-	54,900,000	54,900	-	-	-	54,900

Net loss	-	-	-	-	-	-	(229,060)	(229,060)

Balance at December 31, 2011	1,000,000	$1,000	328,877,492	$328,877	$12,000	$5,529,306	$(6,547,609)	$(676,426)

The accompanying notes to these financial statements are an integral part of these statements.

SHELRON GROUP INC.

STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,	December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(229,060)	$(217,623)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	263
Common stock issued/to be issued for consulting fees and services	24,000	-
Allowance for doubtful accounts	-	895
Gain on write-off of accrued expenses	(13,944)	-
Changes in operating assets and liabilities:
Increase in accounts payable	23,265	23,250
Increase in due to stockholders	170,870	149,442
Net cash used in operating activities	(24,869)	(43,773)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received for sale of stock	25,000	-
Cash received from officer for common stock to be issued	-	43,545
Net cash provided by financing activities	25,000	43,545

Net (decrease) increase in cash	131	(228)
Cash at the beginning of the period	54	282

Cash at the end of the period	$185	$54

Schedule of Non-Cash Activity:
Payment of Due to Stockholder in the
Form of Shares of Common Stock	$250,000	$-
Conversion of Note Payable into Shares of Common Stock	$54,900
Deposit on Software License	$900,000	$-

The accompanying notes to these financial statements are an integral part of these statements.

SHELRON GROUP INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2011 and 2010

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

The Company is currently focused on two sectors, internet and mining. The Company has entered into the following agreements related to these areas:

—	During April 2011, the Company signed a non-binding Memorandum of Understanding (“MOU”) to acquire gold mining rights in Ghana. The Company is currently conducting due diligence on these mines and if satisfactory we will move to close the transaction. Until the completion of the due diligence process, the Company will be unable to determine if it will make an offer to acquire these mines and if its offer will be accepted by the sellers.

—	During May 2011, the Company entered into an exclusive perpetual worldwide software license. The Company will utilize the software to create an affiliate network for online stores. The software requires further modifications and the Company expects the software to be available for use during the second quarter of 2012. See Note 5 below.

—

During September 2011, the Company signed a non-binding Memorandum of Understanding with a local Tanzanian company for the acquisition of 51% of the mineral rights of a property in the Geita district of Tanzania. This Memorandum of Understanding has expired by the Company believes that, at its option, it would be able to renew the agreement.

—

During September 2011, the Company signed a non-binding Memorandum of Understanding with a local Tanzanian company which has the rights to prospect for gold in the Kahama district. This Memorandum of Understanding has expired by the Company believes that, at its option, it would be able to renew the agreement.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred continuing losses, has $185 of cash and an accumulated deficit of approximately $6.6 million, all of which raises substantial doubt about the Company's ability to continue as a going concern.

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

Concentration of Credit Risk

The Company maintains cash in one bank account which is fully insured by the Federal Deposit Insurance Corporation. The Company has not experienced any loss on these accounts.

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

The Company accounts for uncertainties in income taxes under the provisions of FASB ASC 740-10-05, “Accounting for Uncertainties in Income Taxes” The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

	2011	2010

Series A convertible preferred stock	1,000,000	1,000,000
Convertible note payable	19,859,687	2,001,174

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

For each of the years ended December 31, 2011 and 2010, consulting services totaled $156,000.  Such amounts are reflected on the statements of operations as employment compensation.  On June 15, 2011, the Company issued 250,000,000 shares to Mr. Yaron as partial payment of the debt it owes to Hull. The Company valued the shares at $250,000 and recorded a reduction in the amount of debt it owes to Hull. At December 31, 2011 and 2010, the Company owed Hull $361,464 and $440,594, respectively.

Liability for Common Stock to be issued to officer

The Company has received proceeds for shares of Common Stock to be issued to Mr. Yaron, the Company's Principal Executive Officer/Principal Financial and Accounting Officer. As the shares were not issued as of December 31, 2011 and 2010, the proceeds were not included in stockholders’ deficiency but classified as a liability for common stock to be issued to officer. The liability totaled $205,740 as of December 31, 2011 and 2010.

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

As of the maturity date the Company did not make any payments in respect of the amounts due.  The non-payment of this amount constituted an Event of Default under the transaction document.  On June 20, 2011, the Company and the note holder entered into an agreement whereby the maturity of the note was extended until December 31, 2011 and the total amount due to the note holder was $62,210 including $12,210 of accrued interest. In addition, in consideration for the waiver of the Event of Default, the Company agreed to reduce the price at which the note holder may convert the principal amount of the loan and interest accrued thereon (or any portion hereof) into shares of the Company’s common stock at $0.001 per share. During 2011, the note holder converted $42,972 of the convertible note payable and accrued interest into 54,900,000 shares of the Company’s stock. As of December 31, 2011, the Company is in default with respect to the remaining outstanding principal on the note of $7,028 plus the accrued interest thereon.

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

NOTE 5 – DEPOSIT ON SOFTWARE LICENSE

On May 25, 2011, the Company entered into an exclusive perpetual worldwide software license. The Company will utilize the software to create an affiliate network for online stores. The software requires further modifications. The Company expects the software to be available for use during the second quarter of 2012. The Company agreed to pay $900,000 for such license in cash or in shares of the Company based the average share price on the preceding 30 days before payment. Such payment is scheduled to be made on or about August 12, 2012 and only if the Company achieves $1,250,000 in aggregate revenues from the use of the software prior to the payment date. If the aggregate revenues are below $1,250,000, the Company has a right to terminate the license agreement with no penalty or payment required. The Company is waiting for the completion of certain features of the software and is currently evaluating the existing technical aspects of the software.

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

On July 1 2011, the Company entered into a three-month agreement with a service provider to provide marketing, business development and consulting services. In consideration of the services provided, the Company agreed to issue 6,000,000 shares of the Company’s Common Stock valued at $24,000 or $0.004 per share. On November 14, 2011, the Company issued 3,000,000 of the shares. As of December 31, 2011, the remaining 3,000,000 shares have not been issued and have been classified as common stock to be issued.

NOTE 7 - STOCKHOLDERS' DEFICIENCY

Convertible Preferred Stock

On November 8, 2001, the Company filed a Certificate of Designation with the State of Delaware authorizing the issuance of one series of Preferred Stock (the "Series A Preferred Stock") consisting of 1,000,000 shares. All 1,000,000 shares of Series A Preferred Stock were issued to Hull. The holder of the Series A Preferred Stock is entitled to vote along with the holders of Common Stock as one class on all matters for which the Stockholders of the Company shall vote. The holder of Series A Preferred Stock is entitled to a vote representing 52% of the total shares entitled to vote by all holders of the then outstanding shares of Common Stock and Series A Preferred Stock combined. Each share of the Series A Preferred Stock is convertible at the option of the holder into one share of Common Stock upon not less than 15 days and not more than 30 days notice to the Company. In addition, if all or substantially all of the Company's assets or all of the outstanding shares of the Company are sold, the shares of Series A Preferred Stock automatically convert to Common Stock. The Series A Preferred Stock has a liquidation preference of $0.001 per share.

NOTE 8 – REVENUE AND MAJOR CUSTOMERS

The Company did not have any revenues during the year ended December 31, 2011.

During the year ended December 31, 2010, revenues totaled $17,690. The revenues in the 2010 Period resulted from consulting services performed by the Company for a company in the oil and gas industry and advertising campaigns.  As discussed above, during 2010, we did not actively promote our current ActiveShopper product. Instead, we explored new opportunities in the mining, media, internet, oil and gas and high-tech fields and provided consulting services to some of these industries during the 2010 Period. We also considered strategic acquisitions that management believes will enhance our market positioning.

NOTE 10 - INCOME TAXES

Net loss for the years ended December 31, 2011 and 2010 are 229,060 and 217,623, respectively:

At December 31, 2011, the Company had available approximately $6.3 million of net operating loss carry forwards for federal income tax purposes which expire in the fiscal years 2021 through 2031.  In addition, the Company has available approximately $511,000 of capital loss carry forwards that expire in fiscal year 2014.

Significant components of the Company’s deferred tax assets at December 31, 2011 and 2010 are as follows:

	2011	2010

Net operating loss carryforwards	$2,137,293	$1,893,992
Capital loss carryforwards	173,582	-
Stock based compensation	46,308	106,080
Intangible assets	4,760	-

Total deferred tax assets	2,361,943	2,000,072
Valuation allowance	(2,361,943)	(2,000,072)

Net deferred tax assets	$—	$—

A valuation allowance has been established equal to the full amount of the deferred tax assets as the Company is not assured at December 31, 2011 and 2010 that it is more than likely than not that these benefits will be realized.

The change in valuation allowance for the years ended December 31, 2011 was an increase of approximately $362.000. The increase in the valuation allowance was the result of increases in the above stated items.

At December 31, 2011 and 2010, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company does not expect that its unrecognized tax benefits will materially increase within the next twelve months. We recognize interest and penalties related to uncertain tax positions in general and administrative expense. As of December 31, 2011 and 2010, we have not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

The Company files federal income tax returns subject to statutes of limitations. The 2008 through 2011 tax years generally remain subject to examination by federal tax authorities

NOTE 11 - COMMITMENT

We maintain an office at 39 Broadway, New York, New York.  No rent is charged for this space.

