Form 10-Q
period 2012-03-31
SHELRON GROUP INC
filed 2012-05-15
CIK 1125903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:

March 31, 2012

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

As of May 7, 2012, there were 328, 877,492 shares of common stock outstanding.

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

SHELRON GROUP INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
		(Audited)
ASSETS

Current Assets:
Cash	$9,484	$185

Total Current Assets	9,484	185

Software License	900,000	900,000

Total Assets	$909,484	$900,185

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Accounts payable and accrued expenses	$109,283	$102,379
Due to stockholders	409,836	361,464
Note payable	15,000	-
Convertible note payable	7,028	7,028

Total Current Liabilities	541,147	470,871

Liability for common stock to be issued to officer	205,740	205,740
Software License Payable	900,000	900,000

Total Liabilities	1,646,887	1,576,611

Commitments

Stockholders' Deficiency:
Series A convertible preferred stock $0.001 par value per share, Authorized 1,000,000 shares; Issued and outstanding 1,000,000 shares	1,000	1,000
Common stock, par value $0.001 par value per share Authorized 500,000,000 shares; Issued and outstanding 328,877,492 shares and 328,877,492 shares, respectively	328,877	328,877
Common stock to be issued 4,750,000 shares and 3,000,000 shares, respectively.	29,500	12,000
Additional paid-in capital	5,529,306	5,529,306
Deferred compensation expense	(6,250)	-
Accumulated deficit	(6,619,836)	(6,547,609)

Total Stockholders' Deficiency	(737,403)	(676,426)

Total Liabilities and Stockholders' Deficiency	$909,484	$900,185

The accompanying notes to these financial statements are an integral part of these statements.

SHELRON GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31,	March 31,
	2012	2011

Revenues	$-	$-

Operating Expenses:

Consulting fees	13,750	2,500
Employment compensation	39,000	39,000
Professional fees	5,000	5,000
Office and general expenses	14,078	-
Bank charges	294	39

Total Operating Expenses	72,122	46,539

Loss from operations	(72,122)	(46,539)

Other Expense:
Interest expense	(105)	(750)

Net Loss	$(72,227)	$(47,289)

Net loss per share:
Basic and diluted	$0.00	$0.00

Weighted average shares outstanding Basic and Diluted	328,877,492	18,477,492

The accompanying notes to these financial statements are an integral part of these statements.

SHELRON GROUP, INC.

  CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,	March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(72,227)	$(47,289)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for consulting fees and services	11,250	-
Changes in operating assets and liabilities:
Increase in accounts payable	6,904	7,500
Increase in due to stockholders	48,372	39,735
Net cash used in operating activities	(5,701)	(54)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	15,000	-

Net cash provided by financing activities	15,000	-

Net increase (decrease) in cash	9,299	(54)
Cash at the beginning of the period	185	54

Cash at the end of the period	$9,484	$-

The accompanying notes to these financial statements are an integral part of these statements.

SHELRON GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - THE COMPANY AND ITS STRATEGY

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

On March 29, 2012, the Company created a new subsidiary called Serena Gold, LLC (“Serena Gold”) to acquire and hold gold exploration and production licenses in South America.

The Company is currently focused on two sectors, internet and mining as well as strategic acquisitions that management believes will enhance our market positioning.

The Company has entered into agreements related to these areas.

—	During April 2011, the Company signed a non-binding Memorandum of Understanding (“MOU”) to acquire gold mining rights in Ghana. The Company is currently conducting due diligence on these mines and if satisfactory we will move to close the transaction. Until the completion of the due diligence process, the Company will be unable to determine if it will make an offer to acquire these mines and if its offer will be accepted by the sellers.

—	During May 2011, the Company entered into an exclusive perpetual worldwide software license. The Company will utilize the software to create an affiliate network for online stores. The software requires further modifications and the Company expects the software to be available for use during the second quarter of 2012. The Company agreed to pay $900,000 for such license in cash or in shares of the Company based the average share price on the preceding 30 days before payment. Such payment is scheduled to be made on or about August 12, 2012 and only if the Company achieves $1,250,000 in aggregate revenues from the use of the software prior to the payment date. If the aggregate revenues are below $1,250,000, the Company has a right to terminate the license agreement with no penalty or payment required. The Company is waiting for the completion of certain features of the software and is currently evaluating the existing technical aspects of the software.

—	During September 2011, the Company signed a non binding MOU with a local Tanzanian company for the acquisition of 51% of the mineral rights of a property in the Geita district of Tanzania. This MOU has expired by the Company believes that, at its option, it would be able to renew the agreement.

—	During September 2011, the Company signed an additional non-binding MOU with a local Tanzanian company which has the rights to prospect for gold in the Kahama district. This MOU has expired by the Company believes that, at its option, it would be able to renew the agreement.

—	During November 2011, the Company into gold exploration in Chile based on Chile’s potential, and the Company's strategy to explore gold in Africa and in the Americas. The Company is interested in more deals to increase its portfolio and opportunities. The focus of the company is to adhere to its acquisition criteria and only acquire a prospecting license in Chile that can potentially be developed into proven reserves or productive metal resource mines.

—	During April 2012, the Company’s newly formed subsidiary, Serena Gold, signed a binding MOU to acquire six gold exploration licenses on approximately 1,800 acres in Northern Chile. The acquisition of the licenses is subject to the satisfactory completion of due diligence by Serena Gold.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred continuing losses, has $9.484 of cash and an accumulated deficit of approximately $6.6 million, all of which raises substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements include Shelron Group and its subsidiary Serena Gold and reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods presented. The financial statements are unaudited and are subject to such year-end adjustments as may be considered appropriate and should be read in conjunction with the historical financial statements of the Company for the years ended December 31, 2011 and 2010 included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011. The December 31, 2011 balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2012.

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

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash, accounts payable and accrued expenses, due to stockholders, note payable and convertible note payable approximate fair value based on the short-term maturity of these instruments.

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

	March 31,	March 31,
	2012	2011
Series A convertible preferred stock	1,000,000	1,000,000
Convertible note payable	19,966,278	10,585,172

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

For each of the three months ended March 31, 2012 and 2011, consulting services totaled $39,000.   Such amounts are reflected on the statements of operations as employment compensation.  At March 31, 2012 and December 31, 2011, the Company owed Hull $409,836 and $361,464, respectively.

Liability for Common Stock to be issued to officer

The Company has received proceeds for shares of Common Stock to be issued to Mr. Yaron, the Company's Principal Executive Officer/Principal Financial and Accounting Officer. As the shares were not issued as of March 31, 2012 and December 31, 2011, the proceeds were not included in stockholders’ deficiency but classified as a liability for common stock to be issued to officer. The liability totaled $205,740 as of March 31, 2012 and December 31, 2011.

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

As of the maturity date, the Company did not make any payments in respect of the amounts due.  The non-payment of this amount constituted an Event of Default under the transaction document.  On June 20, 2011, the Company and the note holder entered into an agreement whereby the maturity of the note was extended until December 31, 2011 and the total amount due to the note holder was $62,210 including $12,210 of accrued interest. In addition, in consideration for the waiver of the Event of Default, the Company agreed to reduce the price at which the note holder may convert the principal amount of the loan and interest accrued thereon (or any portion hereof) into shares of the Company’s common stock at $0.001 per share. During 2011, the note holder converted $42,972 of the convertible note payable and accrued interest into 54,900,000 shares of the Company’s stock. As of March 31, 2012, the Company is in default with respect to the remaining outstanding principal on the note of $7,028 plus the accrued interest thereon.

NOTE 5 – NOTE PAYABLE

The Company received proceeds of $15,000 for an unsecured note payable issued for working capital purposes. There is no interest on this note and the note matures on May 17, 2012.

NOTE 6 – DEPOSIT ON SOFTWARE LICENSE

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

NOTE 7 – STOCK COMPENSATION EXPENSE

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

On July 1 2011, the Company entered into a three-month agreement with a service provider to provide marketing, business development and consulting services. In consideration of the services provided, the Company agreed to issue 6,000,000 shares of the Company’s Common Stock valued at $24,000 or $0.004 per share. On November 14, 2011, the Company issued 3,000,000 of the shares. As of March 31, 2012, the remaining 3,000,000 shares have not been issued and have been classified as common stock to be issued.

On January 1, 2012, the Company entered into a four month agreement with a service provider to provide marketing, business development and consulting services. In consideration of the services provided, the Company agreed to issue 1,000,000 shares of the Company’s Common Stock valued at $10,000 or $0.01 per share. As of March 31, 2012, the shares have not been issued and have been classified as common stock to be issued.

On January 1, 2012, the Company entered into a twelve month agreement with a service provider to provide marketing, business development and consulting services. In consideration of the services provided, the Company agreed to issue 1,500,000 shares of the Company’s Common Stock valued at $15,000 or $0.01 per share. The shares will be issued as follows; 750,000 effective January 1, 2012 and 750,000 effective on July 1, 2012. As of March 31, 2012, the first tranche of 750,000 shares has not been issued and have been classified as common stock to be issued.

As discussed above, 1,750,000 shares of common stock, valued at $17,500, were issued as consideration to a service provider for marketing, business development and consulting services. The value of the stock issuances was recognized as deferred compensation and is being amortized over the life of each consulting contract. As of March 31, 2012 and December 31, 2011, the unamortized balance of deferred compensation related to the consulting contracts was $6,250 and $0, respectively

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Shelron Group, Inc. (the “Company”, “we”, “our”, or “us”) developed e-commerce advertising and comparative shopping software products and services. At the present time, we are currently focused on two sectors, internet and mining as well as strategic acquisitions that management believes will enhance our market positioning. We are also considering strategic acquisitions that management believes will enhance our market positioning.

On March 29, 2012, the Company created a new subsidiary called Serena Gold, LLC to acquire and hold gold exploration and production licenses in South America.

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

During April 2012, the Company’s newly formed subsidiary, Serena Gold, LLC, signed a binding MOU to acquire six gold exploration licenses on approximately 1,800 acres in Northern Chile. The acquisition of the licenses is subject to the satisfactory completion of due diligence by Serena Gold. Payment for the licenses is deferred for two years and the Company plans to raise additional capital to fund the acquisition of these licenses.

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

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2012 (the "2012 Period") and the three months ended March 31, 2011 (the "2011 Period"):

Revenues

The Company did not have any revenues for the three months ended March 31, 2012 and 2011. We are exploring new opportunities in the mining, media, internet, oil and gas and high-tech fields. We are also considering strategic acquisitions that management believes will enhance our market positioning.

Operating Expenses

Operating expenses consist of salaries, consulting expenses, professional fees and other expenses associated with the operations of our business. For the 2012 Period, operating expenses were $72,122, an increase of $25,583 or 55.0%, as compared to $46,539 for the 2011 Period. The increase is primarily attributable to increased costs related to the creation of our subsidiary Serena Gold and the MOU’s that were signed in the 2011 Period.

Employment Compensation

Our sole full-time employee is our Chairman of the Board, Eliron Yaron.  Employment compensation totaled $39,000 for the 2012 and 2011 Periods.

Consulting Fees

Consulting fees consist primarily of outsourced consulting services. Consulting fees were $13,750 for the 2012 Period, an increase of 11,250 or 450% as compared to $2,500 for the 2011 Period. This increase is attributable to the consulting agreements signed in the 2012 Period.

Professional Fees

Professional fees consist primarily of legal, accounting and auditing. Professional fees totaled $5,000 for the 2012 and 2011 Periods.

Office and General Expenses

Office and general expenses consist primarily of computer maintenance, marketing materials, website design, travel, rent, corporate fees and telephone expenses. Office and general expenses totaled $14,078 for the 2012 Period and compared to $0 for the 2011 Period.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have financed our operations primarily from cash generated through the sale of our Common Stock in private placements as well as from cash earned from our operations.

As of March 31, 2012, we had cash of $9,484 and a working capital deficit of $531,663.

Cash used in operating activities was $5,701 for the 2012 Period compared to $54 for the 2011 Period. The decrease in cash from operating activities for the 2012 Period is primarily attributable to the cash needed to fund the loss for the 2012 Period.

Cash provided by financing activities in the 2012 Period was $15,000 compared to $0 for the 2011 Period. The 2012 Period consisted of the proceeds from a unsecured non-interest bearing note issued by the Company for working capital purposes. The Note matures on May 17, 2012. Depending on its cash position, the Company may need to request an extension of the Note. The Company is unable to determine at this time if an extension will be needed or if there will be any cost associated with such an extension.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred continuing losses, has cash of $9,484 and an accumulated deficit of approximately $6.6 million, all of which raises substantial doubt about the Company's ability to continue as a going concern.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for Smaller Reporting Companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer, who also acts as our Chief Financial Officer, the Company evaluated the effectiveness of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The evaluation considered the procedures designed to provide assurance to ensure that information required to be disclosed by us in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were effective at that reasonable assurance level, as of March 31, 2012.

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

ITEM 4. MINING SAFETY DISCLOSURES

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

Signature	Capacity	Date
/s/ Eliron Yaron	Chief Executive Officer, President and Principal Financial	May 15, 2012
Eliron Yaron	Accounting Officer

