Form 10-Q
period 2012-06-30
SHELRON GROUP INC
filed 2014-06-03
CIK 1125903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:

June 30, 2012

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

As of June 1, 2014, there were 349,937,500 shares of common stock outstanding.

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

SHELRON GROUP INC.
BALANCE SHEETS

	June 30,	December 31,
	2012	2011
		(Audited)
ASSETS

Current Assets:
Cash	$21,636	$185
Other receivables

Total Current Assets	21,636	185

Software License	900,000	900,000
Other assets	8,000	-

Total Assets	$929,636	$900,185

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Accounts payable and accrued expenses	$93,940	$102,379
Due to stockholders	436,349	361,464
Note payable	15,000	-
Convertible note payable	7,028	7,028

Total Current Liabilities	552,317	470,871

Liability for common stock to be issued to officer	205,740	205,740
Software License Payable	900,000	900,000

Total Liabilities	1,658,057	1,576,611

Commitments

Stockholders' Deficiency:
Series A convertible preferred stock $0.001 par value per share, Authorized 1,000,000 shares; Issued and outstanding 1,000,000 shares	1,000	1,000
Common stock, par value $0.001 par value per share Authorized 500,000,000 shares; Issued and outstanding 328,877,492 shares and 331,677,492 shares, respectively	331,677	328,877
Common stock to be issued, 4,750,000 and 3,000,000 shares, respectively	29,500	12,000
Additional paid-in capital	5,594,005	5,529,306
Accumulated deficit	(6,684,603)	(6,547,609)

Total Stockholders' Deficiency	(728,421)	(676,426)

Total Liabilities and Stockholders' Deficiency	$929,636	$900,185

The accompanying notes to these financial statements are an integral part of these statements.

SHELRON GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011

Revenues	$-	$-	$-	$-

Operating Expenses:
Consulting fees	6,250	1,500	20,000	4,000
Employment compensation	39,000	39,000	78,000	78,000
Professional fees	5,000	5,000	10,000	10,000
Office and general expenses	13,813	-	27,891	-
Depreciation and amortization	-	-	-	-
Bank charges	598	36	892	75

Total Operating Expenses	64,661	45,536	136,783	92,075

Loss from operations	(64,661)	(45,536)	(136,783)	(92,075)

Other Income (Expense):
Interest expense	(105)	(750)	(210)	(1,500)

Net Loss	$(64,766)	$(46,286)	$(136,993)	$(93,575)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding
Basic and Diluted	329,913,096	62,433,536	329,398,155	40,576,940

The accompanying notes to these financial statements are an integral part of these statements.

SHELRON GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,	June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(136,993)	$(93,575)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for consulting fees and services	29,500	-
Changes in operating assets and liabilities:
Increase in other assets	(8,000)	-
(Decrease) increase in accounts payable	(8,439)	12,050
Increase in due to stockholders	74,885	81,471
Net cash used in operating activities	(49,047)	(54)

CASH FLOWS FROM FINANCING ACTIVITIES:
Note payable	15,000	-
Proceeds from issuance of shares	55,498
Net cash provided by financing activities	70,498	-

Net (decrease) increase in cash	21,451	(54)
Cash at the beginning of the period	185	54

Cash at the end of the period	$21,636	$-

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

The Company has entered into agreements related to these areas.

—	During April 2011, the Company signed a non-binding Memorandum of Understanding (“MOU”) to acquire gold mining rights in Ghana. This MOU has expired and has been canceled by the Company.

—	During May 2011, the Company entered into an exclusive perpetual worldwide software license. The Company will utilize the software to create an affiliate network for online stores. The software requires further modifications and the Company expects the software to be available for use during the second quarter of 2012. The Company agreed to pay $900,000 for such license in cash or in shares of the Company based the average share price on the preceding 30 days before payment. Such payment is scheduled to be made on or about August 2014 and only if the Company achieves $1,250,000 in aggregate revenues from the use of the software prior to the payment date. If the aggregate revenues are below $1,250,000, the Company has a right to terminate the license agreement with no penalty or payment required. The Company is waiting for the completion of certain features of the software and is currently evaluating the existing technical aspects of the software.

—	During September 2011, the Company signed a non binding MOU with a local Tanzanian company for the acquisition of 51% of the mineral rights of a property in the Geita district of Tanzania. This MOU has expired and has been canceled by the Company.

—	During September 2011, the Company signed an additional non-binding MOU with a local Tanzanian company which has the rights to prospect for gold in the Kahama district. This MOU has expired and been canceled by the Company.

—	During November 2011, the Company entered into gold exploration in Chile based on Chile’s potential, and the Company's strategy is to explore gold in Africa and in the Americas. The Company is interested in more deals to increase its portfolio and opportunities. The focus of the company is to adhere to its acquisition criteria and only acquire a prospecting license in Chile that can potentially be developed into proven reserves or productive metal resource mines.

—	During April 2012, the Company’s newly formed subsidiary, Serena Gold, signed a binding MOU to acquire six gold exploration licenses on approximately 1,800 acres in Northern Chile. The acquisition of the licenses is subject to the satisfactory completion of due diligence by Serena Gold Payment for the licenses is deferred for two years and the Company plans to raise additional capital to fund the acquisition of these licenses.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred continuing losses, has $21,636 of cash and an accumulated deficit of approximately $6.7 million, all of which raises substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements include Shelron Group and its subsidiary Serena Gold and reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods presented. The financial statements are unaudited and are subject to such year-end adjustments as may be considered appropriate and should be read in conjunction with the historical financial statements of the Company for the years ended December 31, 2011 and 2010 included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011. The December 31, 2011 balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2012.

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

	June 30,	June 30,
	2012	2011
Series A convertible preferred stock	1,000,000	1,000,000
Convertible note payable	19,996,698	2,054,284

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

For each of the six months ended June 30, 2012 and 2011, consulting services totaled $78,000.   Such amounts are reflected on the statements of operations as employment compensation.  At June 30, 2012 and December 31, 2011, the Company owed Hull $436,349 and $361,464, respectively.

Liability for Common Stock to be issued to officer

The Company has received proceeds for shares of Common Stock to be issued to Mr. Yaron, the Company's Principal Executive Officer/Principal Financial and Accounting Officer. As the shares were not issued as of June 30, 2012 and December 31, 2011, the proceeds were not included in stockholders’ deficiency but classified as a liability for common stock to be issued to officer. The liability totaled $205,740 as of June 30, 2012 and December 31, 2011.

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

As of the maturity date, the Company did not make any payments in respect of the amounts due.  The non-payment of this amount constituted an Event of Default under the transaction document.  On June 20, 2011, the Company and the note holder entered into an agreement whereby the maturity of the note was extended until December 31, 2011 and the total amount due to the note holder was $62,210 including $12,210 of accrued interest. In addition, in consideration for the waiver of the Event of Default, the Company agreed to reduce the price at which the note holder may convert the principal amount of the loan and interest accrued thereon (or any portion hereof) into shares of the Company’s common stock at $0.001 per share. During 2011, the note holder converted $42,972 of the convertible note payable and accrued interest into 54,900,000 shares of the Company’s stock. As of June 30, 2012, the Company is in default with respect to the remaining outstanding principal on the note of $7,028 plus the accrued interest thereon.

NOTE 5 – NOTE PAYABLE

The Company received proceeds of $15,000 for an unsecured note payable issued for working capital purposes. There is no interest on this note and the note matures on May 17, 2012. As of June 30, 2012, the Company is in default with respect to the remaining outstanding principal on the note plus the accrued interest thereon.

NOTE 6 – DEPOSIT ON SOFTWARE LICENSE

On May 25, 2011, the Company entered into an exclusive perpetual worldwide software license. The Company will utilize the software to create an affiliate network for online stores. The software requires further modifications. The Company expects the software to be available for use during the second quarter of 2012. The Company agreed to pay $900,000 for such license in cash or in shares of the Company based the average share price on the preceding 30 days before payment. Such payment is scheduled to be made on or about August 2014 and only if the Company achieves $1,250,000 in aggregate revenues from the use of the software prior to the payment date. If the aggregate revenues are below $1,250,000, the Company has a right to terminate the license agreement with no penalty or payment required. The Company is waiting for the completion of certain features of the software and is currently evaluating the existing technical aspects of the software.

NOTE 7 – OTHER ASSETS

During the six months ended July 30, 2012, the Company issued 1,600,000 shares to an investor for a sum of $40,000 or $0.025 a share. To date the investor paid $32,000 for these shares and has $8,000 payable to company for the shares. The Company recorded the amount receivable from this investor as other assets in the balance sheet.

NOTE 8 – STOCK COMPENSATION EXPENSE

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

On July 1 2011, the Company entered into a three-month agreement with a service provider to provide marketing, business development and consulting services. In consideration of the services provided, the Company agreed to issue 6,000,000 shares of the Company’s Common Stock valued at $24,000 or $0.004 per share. On November 14, 2011, the Company issued 3,000,000 of the shares. As of June 30, 2012, the remaining 3,000,000 shares have not been issued and have been classified as common stock to be issued.

On January 1, 2012, the Company entered into a four month agreement with a service provider to provide marketing, business development and consulting services. In consideration of the services provided, the Company agreed to issue 1,000,000 shares of the Company’s Common Stock valued at $10,000 or $0.01 per share. As of June 30, 2012, the shares have not been issued and have been classified as common stock to be issued.

On January 1, 2012, the Company entered into a twelve month agreement with a service provider to provide marketing, business development and consulting services. In consideration of the services provided, the Company agreed to issue 1,500,000 shares of the Company’s Common Stock valued at $15,000 or $0.01 per share. The shares will be issued as follows; 750,000 effective January 1, 2012 and 750,000 effective on July 1, 2012. As of June 30, 2012, the first tranche of 750,000 shares has not been issued and have been classified as common stock to be issued.

As discussed above, during 2012, 1,500,000 shares of common stock, valued at $15,000, were issued as consideration to a service provider for marketing, business development and consulting services. The value of the stock issuances was recognized as deferred compensation and is being was amortized over the life of the consulting contract. As of June 30, 2012, the unamortized balance remaining of deferred compensation related to this consulting contract was $7,500. As of December 31, 2011, the unamortized balance remaining of deferred compensation related to the consulting contract issued in 2011 was $0.

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

During April 2011, we signed a non-binding Memorandum of Understanding (“MOU”) to acquire gold mining rights in Ghana.  This MOU has expired and has been canceled by the Company.

During May 2011, the Company entered into an exclusive perpetual worldwide software license. The Company will utilize the software to create an affiliate network for online stores. The software requires further modifications and the Company expects the software to be available for use during the second quarter of 2012.   The Company agreed to pay $900,000 for such license in cash or in shares of the Company based the average share price on the preceding 30 days before payment. Such payment is scheduled to be made on or about August 2014 and only if the Company achieves $1,250,000 in aggregate revenues from the use of the software prior to the payment date. If the aggregate revenues are below $1,250,000, the Company has a right to terminate the license agreement with no penalty or payment required. The Company is waiting for the completion of certain features of the software and is currently evaluating the existing technical aspects of the software.

During September 2011, the Company signed a non-binding Memorandum of Understanding with a local Tanzanian company for the acquisition of 51% of the mineral rights of a property in the Geita district of Tanzania. This MOU has expired and has been canceled by the Company.

During September 2011, the Company signed a non-binding Memorandum of Understanding with a local Tanzanian company which has the rights to prospect for gold in the Kahama district. This MOU has expired and has been canceled by the Company.

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

RESULTS OF OPERATIONS

Comparison of the three months ended June 30, 2012 (the "2012 Period") and the three months ended June 30, 2011 (the "2011 Period"):

Revenues

The Company did not have any revenues for the three months ended June 30, 2012 and 2011. We are exploring new opportunities in the mining, media, internet, oil and gas and high-tech fields. We are also considering strategic acquisitions that management believes will enhance our market positioning.

Operating Expenses

Operating expenses consist of salaries, consulting expenses, professional fees and other expenses associated with the operations of our business. For the 2012 Period, operating expenses were $64,661, an increase of $19,125 or 42.0%, as compared to $45,536 for the 2011 Period. The increase is primarily attributable to increased costs related to the creation of our subsidiary Serena Gold and the expenses related to the MOU’s that were signed in the 2011 and 2012 Periods.

Employment Compensation

Our sole full-time employee is our Chairman of the Board, Eliron Yaron.  Employment compensation totaled $39,000 for the 2012 and 2011 Periods.

Consulting Fees

Consulting fees consist primarily of outsourced consulting services. Consulting fees were $6,250 for the 2012 Period, an increase of $4,750 as compared to $1,500 for the 2011 Period as a result of the consulting agreements signed in the 2012 Period.

Professional Fees

Professional fees consist primarily of legal, accounting and auditing. Professional fees totaled $5,000 for the 2012 and 2011 Periods.

Office and General Expenses

Office and general expenses consist primarily of computer maintenance, marketing materials, website design, travel, rent, corporate fees and telephone expenses. Office and general expenses totaled $13,813 for the 2012 Period and compared to $0 for the 2011 Period.

Comparison of the six months ended June 30, 2012 (the "2012 Period") and the six months ended June 30, 2011 (the "2011 Period"):

Revenues

The Company did not have any revenues for the six months ended June 30, 2012 and 2011. We are exploring new opportunities in the mining, media, internet, oil and gas and high-tech fields. We are also considering strategic acquisitions that management believes will enhance our market positioning.

Operating Expenses

Operating expenses consist of salaries, consulting expenses, professional fees and other expenses associated with the operations of our business. For the 2012 Period, operating expenses were $136,783, an increase of $44,708 or 448.6%, as compared to $92,075 for the 2011 Period. The increase is primarily attributable to increased costs related to the creation of our subsidiary Serena Gold and the expenses related to the MOU’s that were signed in the 2011 and 2012 Periods.

Employment Compensation

Our sole full-time employee is our Chairman of the Board, Eliron Yaron.  Employment compensation totaled $78,000 for the 2012 and 2011 Periods.

Consulting Fees

Consulting fees consist primarily of outsourced consulting services. Consulting fees were $20,000 for the 2012 Period, an increase of 16,000 or 400.0% as compared to $4,000 for the 2011 Period. This increase is attributable to the consulting agreements signed in the 2012 Period.

Professional Fees

Professional fees consist primarily of legal, accounting and auditing. Professional fees totaled $10,000 for the 2012 and 2011 Periods.

Office and General Expenses

Office and general expenses consist primarily of computer maintenance, marketing materials, website design, travel, rent, corporate fees and telephone expenses. Office and general expenses totaled $27,891 for the 2012 Period as compared to $0 for the 2011 Period.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have financed our operations primarily from cash generated through the sale of our Common Stock in private placements as well as from cash earned from our operations.

As of June 30, 2012, we had cash of $21,636 and a working capital deficit of $530,681.

Cash used in operating activities was $49,047 for the 2012 Period compared to $54 for the 2011 Period. The increase in cash used in operating activities for the 2012 Period is primarily attributable to the cash needed to fund the loss for the 2012 Period.

Cash provided by financing activities in the 2012 Period was $70,498 compared to $0 for the 2011 Period. The 2012 Period consisted of the proceeds from the issuance of shares related to investments in the Company and from an unsecured non-interest bearing note issued by the Company for working capital purposes. The Note matured on May 17, 2012. As of June 30, 2012, the Company is in default with respect to the remaining outstanding principal on the note plus the accrued interest thereon.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred continuing losses, has cash of $21,636 and an accumulated deficit of approximately $6.7 million, all of which raises substantial doubt about the Company's ability to continue as a going concern.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for Smaller Reporting Companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer, who also acts as our Chief Financial Officer, the Company evaluated the effectiveness of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The evaluation considered the procedures designed to provide assurance to ensure that information required to be disclosed by us in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were effective at that reasonable assurance level, as of June 30, 2012.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the six months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Signature	Capacity	Date
/s/ Eliron Yaron	Chief Executive Officer, President and Principal Financial Accounting Officer	June 1, 2014
Eliron Yaron

