Form 10-Q/A
period 2012-06-30
SHELRON GROUP INC
filed 2014-06-27
CIK 1125903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

———————

Explanatory Note

Shelron Group, Inc. is filing this Amendment (the "Form 10-Q/A") to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (the "Form 10-Q"), filed with the Securities and Exchange Commission ("SEC") on June 3, 2014, for the sole purpose of furnishing the Interactive Data File as Exhibit 101. The Interactive Data File was initially omitted from the Form 10-Q as originally filed due to unanticipated technical difficulties.

No other changes have been made to the Form 10-Q. This Form 10-Q /A continues to speak as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any related disclosures made in the Form 10-Q.

ITEM 6. EXHIBITS

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Capacity	Date
/s/ Eliron Yaron Eliron Yaron	Chief Executive Officer, President and Principal Financial Accounting Officer	June 27, 2014