Form 10-Q
period 2012-09-30
SHELRON GROUP INC
filed 2014-06-27
CIK 1125903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended:
September 30, 2012

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
As of June 24, 2014, there were 349,937,492 shares of common stock outstanding.

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

SHELRON GROUP INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current Assets:
Cash	$1,264	$185

Total Current Assets	1,264	185

Software License	900,000	900,000

Total Assets	$901,264	$900,185

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Accounts payable and accrued expenses	$101,545	$102,379
Due to stockholders	454,427	361,464
Note payable	15,000	-
Convertible note payable	7,028	7,028

Total Current Liabilities	578,000	470,871

Liability for common stock to be issued to officer	205,740	205,740
Software License Payable	900,000	900,000

Total Liabilities	1,683,740	1,576,611

Commitments

Stockholders' Deficiency:
Series A convertible preferred stock $0.001 par value
per share, Authorized 1,000,000 shares;
Issued and outstanding 1,000,000 shares	1,000	1,000
Common stock, par value $0.001 par value per share
Authorized 500,000,000 shares;
Issued and outstanding 334,677,492 shares and
328,877,492 shares, respectively	334,677	328,877
Common stock to be issued,
3,000,000 shares	12,000	12,000
Additional paid-in capital	5,624,755	5,529,306
Stock subscription receivable	(8,000)	-
Accumulated deficit	(6,746,908)	(6,547,609)

Total Stockholders' Deficiency	(782,476)	(676,426)

Total Liabilities and Stockholders' Deficiency	$901,264	$900,185

  The accompanying notes to these financial statements are an integral part of these statements.

SHELRON GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011

Revenues	$-	$-	$-	$-

Operating Expenses:
Consulting fees	2,500	25,500	28,750	29,500
Employment compensation	39,000	39,000	117,000	117,000
Professional fees	6,300	5,000	16,300	15,000
Office and general expenses	7,356	17,044	35,247	17,044
Bank charges	795	301	1,687	376

Total Operating Expenses	55,951	86,845	198,984	178,920

Loss from operations	(55,951)	(86,845)	(198,984)	(178,920)

Other Expense:
Interest expense	(105)	(360)	(315)	(5,334)

Net Loss	$(56,056)	$(87,205)	$(199,299)	$(184,254)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding
Basic and Diluted	336,373,144	299,840,535	334,226,361	127,947,821

The accompanying notes to these financial statements are an integral part of these statements.

SHELRON GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,	September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(199,299)	$(184,254)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for consulting fees and services	21,250	24,000
Changes in operating assets and liabilities:
Increase in other assets
(Decrease) increase in accounts payable	(834)	15,190
Increase in due to stockholders	92,963	133,105
Net cash used in operating activities	(85,920)	(11,959)

CASH FLOWS FROM FINANCING ACTIVITIES:
Note payable	15,000	-
Cash received from sale of stock	71,999	25,000
Net cash provided by financing activities	86,999	25,000

Net (decrease) increase in cash	1,079	13,041
Cash at the beginning of the period	185	54

Cash at the end of the period	$1,264	$13,095

Schedule of Non-Cash Activity:
Issuance of common stock under stock subscription	$8,000	$-
Payment of Due to Stockholder in the
Form of Shares of Common Stock	$-	$250,000
Conversion of Note Payable and Accrued Interest into Shares of Common Stock	$-	$39,900
Deposit on Software License	$-	$900,000

The accompanying notes to these financial statements are an integral part of these statements.

SHELRON GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - THE COMPANY AND ITS STRATEGY

Shelron Group, Inc. (“Shelron”, the “Company”, “we”, “our”, or “us”) was originally incorporated in the State of Massachusetts in June 1987, under the name "Professional Brushes, Inc." In April 1999, the Company changed its state of incorporation to Delaware by means of a merger with and into a Delaware company and, in connection therewith, changed our name to "PB Acquisition Corp." In May 2000, the Company entered into a share exchange agreement with TTTTickets.com, Inc., a Delaware corporation ("Tickets") incorporated in April 2000 for the purposes of developing and maintaining an internet website for the sale and purchase of event tickets, pursuant to which Tickets became a wholly owned subsidiary of the Company. We also changed our name to "TTTTickets Holding Corp." Thereafter, in November 2001, we entered into a stock purchase and merger agreement with B-Park Communications, Inc., ("B-Park") a Delaware corporation formed in August 2001 for the sole purpose of entering into such agreement. In September 2002, we changed our name to Shelron Group, Inc.

On March 29, 2012, the Company created a new subsidiary called Serena Gold, LLC (“Serena Gold”) to acquire and hold gold exploration and production licenses in South America.

The Company is currently focused on two sectors, internet and mining as well as strategic acquisitions that management believes will enhance our market positioning.

The Company has entered into agreements related to these areas.

—	During April 2011, the Company signed a non-binding Memorandum of Understanding (“MOU”) to acquire gold mining rights in Ghana. This MOU has expired and has been canceled.

—	During May 2011, the Company entered into an exclusive perpetual worldwide software license. The Company will utilize the software to create an affiliate network for online websites. The Company agreed to pay $900,000 for such license in cash or in shares of the Company based on the average share price on the preceding 30 days before payment. Such payment is scheduled to be made on or about August 2015 and only if the Company achieves $1,250,000 in aggregate revenues from the use of the software prior to the payment date. If the aggregate revenues are below $1,250,000, the Company has a right to terminate the license agreement with no penalty or payment required. The Company is waiting for the completion of certain features of the software and is currently evaluating the existing technical aspects of the software.

—	During September 2011, the Company signed a non-binding MOU with a local Tanzanian company for the acquisition of 51% of the mineral rights of a property in the Geita district of Tanzania. This MOU has expired and has been canceled.

—	During September 2011, the Company signed an additional non-binding MOU with a local Tanzanian company which has the rights to prospect for gold in the Kahama district. This MOU has expired and been canceled.

—	During November 2011, the Company entered into gold exploration in Chile based on Chile’s potential, and the Company's strategy is to explore gold in Africa and in the Americas. The Company is interested in more deals to increase its portfolio and opportunities. The focus of the Company is to adhere to its acquisition criteria and only acquire a prospecting license in Chile that can potentially be developed into proven reserves or productive metal resource mines. The Company continues to focus its efforts and search for gold opportunities in Chile.

—	During April 2012, the Company’s newly formed subsidiary, Serena Gold, signed a binding MOU to acquire six gold exploration licenses on approximately 1,800 acres in Northern Chile. The acquisition of the licenses is subject to the satisfactory completion of due diligence by Serena Gold Payment for the licenses was deferred for two years. After completion of the due diligence Serena Gold determined not to acquire the licenses and canceled the MOU. The Company is currently looking to acquire licenses directly from the Chilean government and plans to raise additional capital to fund any potential acquisitions for these licenses.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has incurred recurring losses, is dependent on debt and equity financing to fund its operations and has a stockholders’ deficiency, all of which raises substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements include Shelron Group and its subsidiary Serena Gold and reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods presented. The consolidated financial statements are unaudited and are subject to such year-end adjustments as may be considered appropriate and should be read in conjunction with the historical financial statements of the Company for the years ended December 31, 2011 and 2010 included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011. The December 31, 2011 balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2012.

These interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") and under the same accounting principles as the financial statements included in the Annual Report on Form 10-K. Certain information and footnote disclosures related thereto normally included in the financial statements prepared in accordance with US GAAP have been omitted in accordance with Rule 8.03 of Regulation S-X.

Use of Estimates

These consolidated financial statements and accompanying notes have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities and expenses. The Company continually evaluates the accounting policies and estimates used to prepare the consolidated financial statements. The Company bases its estimates on historical experiences and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management.

Concentration of Credit Risk

The Company maintains cash in one bank account which is fully insured by the Federal Deposit Insurance Corporation. The Company has not experienced any loss on this account.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash, accounts payable and accrued expenses, due to stockholders, note payable and convertible note payable approximate fair value based on the short-term maturity of these instruments.

Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted-average number of shares of Common Stock outstanding during the period. Diluted loss per share gives effect to dilutive convertible securities, options, warrants and other potential Common Stock outstanding during the period, only in periods in which such effect is dilutive.  The following securities have been excluded from the calculation of net loss per share, as their effect would be antidilutive:

	September 30,	September 30,
	2012	2011
Series A convertible preferred stock	1,000,000	1,000,000
Convertible note payable	20,180,632	23,687,667

Recently Issued Accounting Standards

Management does not believe that any recently issued but not yet effective accounting standard, if currently adopted, would have a material effect on the accompanying financial statements

Subsequent Events

The Company has evaluated subsequent events through the date of the filing.

NOTE 3 – STOCK SUBSCRIPTION RECEIVABLE

During the nine months ended September 30, 2012, the Company issued 1,600,000 shares to an investor for a sum of $40,000 or $0.025 a share. To date, the investor paid $32,000 for these shares and owes the Company $8,000 as of September 30, 2012. The Company recorded the amount receivable from this investor as a stock subscription receivable in the consolidated balance sheet.

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

For each of the three months ended September 30, 2012 and 2011, consulting services totaled $39,000. For each of the nine months ended September 30, 2012 and 2011, consulting services totaled $117,000.   Such amounts are reflected on the statements of operations as employment compensation.  At September 30, 2012 and December 31, 2011, the Company owed Hull $454,427 and $361,464, respectively.

Liability for Common Stock to be issued to officer

The Company has received proceeds for shares of Common Stock to be issued to Mr. Yaron, the Company's Principal Executive Officer/Principal Financial and Accounting Officer. As the shares were not issued as of September 30, 2012 and December 31, 2011, the proceeds were not included in stockholders’ deficiency but classified as a liability for common stock to be issued to officer. The liability totaled $205,740 as of September 30, 2012 and December 31, 2011.

NOTE 5 – CONVERTIBLE NOTE PAYABLE

On October 2, 2008, the Company received proceeds of $50,000 for an unsecured convertible note payable issued for working capital purposes. The note bears interest at 6% per annum and matured on April 18, 2009. The note holder has the option to convert the note and related accrued interest into shares of the Company’s Common Stock at equal or lower of (a) 20% below the average of the closing price of the Common Stock for the five trading days prior to the date of the agreement and (b) the average closing price of the Common Stock for the five trading days prior to the date of the conversion notice.

As of the maturity date, the Company did not make any payments in respect of the amounts due.  The non-payment of this amount constituted an Event of Default under the transaction document.  On June 20, 2011, the Company and the note holder entered into an agreement whereby the maturity of the note was extended until December 31, 2011 and the total amount due to the note holder was $62,210 including $12,210 of accrued interest. In addition, in consideration for the waiver of the Event of Default, the Company agreed to reduce the price at which the note holder may convert the principal amount of the loan and interest accrued thereon (or any portion hereof) into shares of the Company’s common stock at $0.001 per share. During 2011, the note holder converted $42,972 of the convertible note payable and accrued interest into 54,900,000 shares of the Company’s stock. As of September 30, 2012, the Company is in default with respect to the remaining outstanding principal on the note of $7,028 plus the accrued interest thereon.

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

NOTE 6 – NOTE PAYABLE

The Company received proceeds of $15,000 for an unsecured note payable issued for working capital purposes. There is no interest on this note and the note matured on May 17, 2012. As of September 30, 2012, the Company is in default with respect to the remaining outstanding principal on the note.

NOTE 7 – DEPOSIT ON SOFTWARE LICENSE

On May 25, 2011, the Company entered into an exclusive perpetual worldwide software license. The Company will utilize the software to create an affiliate network for online websites. The Company agreed to pay $900,000 for such license in cash or in shares of the Company based the average share price on the preceding 30 days before payment. Such payment is scheduled to be made on or about August 2015 and only if the Company achieves $1,250,000 in aggregate revenues from the use of the software prior to the payment date. If the aggregate revenues are below $1,250,000, the Company has a right to terminate the license agreement with no penalty or payment required. The Company is waiting for the completion of certain features of the software and is currently evaluating the existing technical aspects of the software.

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

On July 1 2011, the Company entered into a three-month agreement with a service provider to provide marketing, business development and consulting services. In consideration of the services provided, the Company agreed to issue 6,000,000 shares of the Company’s Common Stock valued at $24,000 or $0.004 per share. On November 14, 2011, the Company issued 3,000,000 of the shares. As of September 30, 2012, the remaining 3,000,000 shares have not been issued and have been classified as common stock to be issued. The remaining 3,000,000 shares were issued on October 9, 2012.

On January 1, 2012, the Company entered into a four-month agreement with a service provider to provide marketing, business development and consulting services. In consideration of the services provided, the Company agreed to issue 1,000,000 shares of the Company’s Common Stock valued at $10,000 or $0.01 per share. On September 18, 2012, the Company issued these shares to the service provider.

On January 1, 2012, the Company entered into a one-year agreement with a service provider to provide marketing, business development and consulting services. In consideration of the services provided, the Company agreed to issue 1,500,000 shares of the Company’s Common Stock valued at $15,000 or $0.01 per share. On September 18, 2012, the Company issued these shares to the service provider.

Stock based compensation amounted to $3,750 and $24,000 for the three months ended September 30, 2012 and 2011, respectively, and $21,250 and $24,000 for the nine months ended September 30, 2012 and 2011, respectively. Stock compensation expense is included in consulting fees on the consolidated statements of operations.

NOTE 9 – SUBSEQUENT EVENTS

On December 14, 2012 the Company entered into an agreement with an investor to purchase 1,000,000 common shares for $10,000. As of June 24, 2014, those shares have not been issued.

During the year ended December 31, 2013 and the period January 1, 2014 through June 24, 2014, the Company raised additional capital and issued 7,775,000 and 4,485,000 common shares, respectively. The money raised is being used to assist the Company to achieve its strategy with respect to its search for potential acquisitions in the mining and energy sectors.

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

On March 29, 2012, the Company formed a new subsidiary called Serena Gold, LLC (“Serena Gold”) to acquire and hold gold exploration and production licenses in South America.

During April 2011, we executed a non-binding Memorandum of Understanding (“MOU”) to acquire gold mining rights in Ghana.  This MOU has expired and has been canceled.

During May 2011, the Company entered into an exclusive perpetual worldwide software license. The Company will utilize the software to create an affiliate network for online websites. The Company agreed to pay $900,000 for such license in cash or in shares of the Company based the average share price on the preceding 30 days before payment. Such payment is scheduled to be made on or about August 2015 and only if the Company achieves $1,250,000 in aggregate revenues from the use of the software prior to the payment date. If the aggregate revenues are below $1,250,000, the Company has a right to terminate the license agreement with no penalty or payment required. The Company is waiting for the completion of certain features of the software and is currently evaluating the existing technical aspects of the software.

During September 2011, the Company executed a non-binding Memorandum of Understanding with a local Tanzanian company for the acquisition of 51% of the mineral rights of a property in the Geita district of Tanzania. This MOU has expired and has been canceled.

During September 2011, the Company executed a non-binding Memorandum of Understanding with a local Tanzanian company which has the rights to prospect for gold in the Kahama district. This MOU has expired and has been canceled.

During November 2011, the Company started investigating gold exploration opportunities in Chile based on Chile’s potential, and the Company's strategy to explore gold in Africa and in the Americas. The Company is interested in more deals to increase its portfolio and opportunities. The focus of the Company is to adhere to its acquisition criteria and only acquire a prospecting license in Chile that can potentially be developed into proven reserves or productive metal resource mines. The Company continues to focus its efforts and search for gold opportunities in Chile.

During April 2012, the Company’s newly formed subsidiary, Serena Gold, signed a binding MOU to acquire six gold exploration licenses on approximately 1,800 acres in Northern Chile. The acquisition of the licenses is subject to the satisfactory completion of due diligence by Serena Gold. Payment for the licenses was deferred for two years. After completion of the due diligence Serena Gold determined not to acquire the licenses and canceled the MOU. The Company is currently looking to acquire licenses directly from the Chilean government and plans to raise additional capital to fund any potential acquisitions for these licenses.

We do not participate in, nor have we created, any off-balance sheet special purpose entities or other off-balance sheet financing.

We have identified the accounting policies below as critical to our business operations and the understanding of our results of operations.

Critical accounting policies and estimates:

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“US GAAP”). US GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to US GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 2 of Notes to Unaudited Consolidated Financial Statements. While all these significant accounting policies impact its financial condition and results of operations, the Company views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our results of operations, financial position or liquidity for the presented in this report.

RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 2012 (the "2012 Period") and the three months ended September 30, 2011 (the "2011 Period"):

Revenues

The Company did not have any revenues for the three months ended September 30, 2012 and 2011. We are exploring new opportunities in the mining, media, internet, oil and gas and high-tech fields. We are also considering strategic acquisitions that management believes will enhance our market positioning.

Operating Expenses

Operating expenses consist of salaries, consulting expenses, professional fees and other expenses associated with the operations of our business. For the 2012 Period, operating expenses were $65,951, a decrease of $20,894 or 24.1%, as compared to $86,845 for the 2011 Period. The decrease is primarily attributable to decreased costs related to consulting fees and office expenses in the 2012 Period as compared to the 2011 Period.

Employment Compensation

Our sole full-time employee is our Chairman of the Board, Eliron Yaron.  Employment compensation totaled $39,000 for the 2012 and 2011 Periods.

Consulting Fees

Consulting fees consist primarily of outsourced consulting services. Consulting fees were $12,500 for the 2012 Period, a decrease of $13,000 or 51.0% as compared to $25,500 for the 2011 Period.

Professional Fees

Professional fees consist primarily of legal, accounting and auditing. Professional fees totaled $6,300 for the 2012 Period an increase of $1,300 or 26.0% as compared to $5,000 for the 2011 Period.

Office and General Expenses

Office and general expenses consist primarily of computer maintenance, marketing materials, website design, travel, rent, corporate fees and telephone expenses. Office and general expenses totaled $7,356 for the 2012 Period a decrease of $9,688 or 56.8% as compared to $17,044 for the 2011 Period.

Comparison of the nine months ended September 30, 2012 (the "2012 Period") and the nine months ended September 30, 2011 (the "2011 Period"):

Revenues

The Company did not have any revenues for the nine months ended September 30, 2012 and 2011. We are exploring new opportunities in the mining, media, internet, oil and gas and high-tech fields. We are also considering strategic acquisitions that management believes will enhance our market positioning.

Operating Expenses

Operating expenses consist of salaries, consulting expenses, professional fees and other expenses associated with the operations of our business. For the 2012 Period, operating expenses were $198,984, an increase of $20,064 or 11.2%, as compared to $178,920 for the 2011 Period. The increase is primarily attributable to increased office and general expenses in the 2012 Period as compared to the 2011 Period.

Employment Compensation

Our sole full-time employee is our Chairman of the Board, Eliron Yaron.  Employment compensation totaled $117,000 for the 2012 and 2011 Periods.

Consulting Fees

Consulting fees consist primarily of outsourced consulting services. Consulting fees were $28,750 for the 2012 Period, a decrease of $750 or 25% as compared to $29,500 for the 2011 Period.

Professional Fees

Professional fees consist primarily of legal, accounting and auditing. Professional fees totaled $16,300 for the 2012 Period and increase of $1,300 or 8.7% as compared to $15,000 for the 2011 Period.

Office and General Expenses

Office and general expenses consist primarily of computer maintenance, marketing materials, website design, travel, rent, corporate fees and telephone expenses. Office and general expenses totaled $35,247 for the 2012 Period an increase of $18,203 or 106.8% as compared to $17,044 for the 2011 Period.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have financed our operations primarily from cash generated through the sale of our Common Stock in private placements as well as from cash earned from our operations.

As of September 30, 2012, we had cash of $1,264 and a working capital deficit of $576,736.

Cash used in operating activities was $85,920 for the 2012 Period compared to $11,959 for the 2011 Period. The increase in cash used in operating activities for the 2012 Period is primarily attributable to the cash needed to fund the loss for the 2012 Period.

Cash provided by financing activities in the 2012 Period was $86,999 compared to $25,000 for the 2011 Period. The 2012 Period consisted of the proceeds from the issuance of shares related to investments in the Company and from an unsecured non-interest bearing note issued by the Company for working capital purposes. The Note matured on May 17, 2012. As of September 30, 2012, the Company is in default with respect to the remaining outstanding principal on the note plus the accrued interest thereon.

The focus of the Company’s efforts is to acquire or develop an operating business. Despite limited active operations at this time, management intends to continue in business and has no intentions to liquidate the Company. The Company has considered various business alternatives including the possible acquisition of an existing business. During the year ended December 31, 2013 and the period January 1, 2014 through June 24, 2014, the Company raised additional capital and issued 7,775,000 and 4,485,000 common shares, respectively. The money raised will be used to assist the Company to achieve its strategy with respect to its search for potential acquisitions in the mining and energy sectors.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying unaudited consolidated financial statements, the Company has incurred recurring losses, is dependent on debt and equity financing to fund its operations and has an accumulated deficit of approximately $6.7 million, all of which raises substantial doubt about the Company's ability to continue as a going concern.

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

The accompanying unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that management will be successful in implementing its business plan or that the successful implementation of such business plan will actually improve the Company's operating results.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for Smaller Reporting Companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer, who also acts as our Chief Financial Officer, the Company evaluated the effectiveness of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The evaluation considered the procedures designed to provide assurance to ensure that information required to be disclosed by us in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were effective at that reasonable assurance level, as of September 30, 2012.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the nine months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 18, 2012, the Company issued 1,000,000 shares of its common stock to a service provider under the terms of a four-month agreement for marketing, business development and consulting services.

On September 18, 2012, the Company issued 1,500,000 shares of its common stock to a service provider under the terms of a one-year agreement for marketing, business development and consulting services.

The foregoing securities were issued in a private placement transaction pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, without general solicitation or advertising of any kind and without payment of brokerage commissions to any person.

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

