Form 10-K
period 2012-12-31
SHELRON GROUP INC
filed 2014-07-28
CIK 1125903

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently computed second fiscal quarter was $177,813

The number of shares of the issuer’s common stock issued and outstanding as of July 8, 2014 was 349,937,492 shares.

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

OUR STRATEGY

The Company is currently focused on two sectors, internet and mining as well as strategic acquisitions that management believes will enhance our market positioning.

The Company has entered into agreements related to these areas:

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

EMPLOYEES AND CONSULTANTS

We currently have one full-time employee, who is our President. Our President also currently serves as Chairman of the Board.

We presently retain professional service providers and consultants, who provide services including, management, financial accounting and administration and public relations services. These service providers and consultants may provide their services to us on a full-time, part-time, or on demand basis.

AVAILABLE INFORMATION

The public may read and copy any materials we file with the Securities and Exchange Commission ("SEC") at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Rooms by calling the SEC at 1-800-SEC-0330 FREE. The SEC also maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC's Internet website is located at http://www.sec.gov

Item 1A. Risk Factors

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 9, 2012, the Company issued 3,000,000 shares of its common stock to a service provider under the terms of a three-month agreement entered into in July 2011 for marketing, business development and consulting services

On December 14, 2012, the Company entered into an agreement with an investor to purchase 1,000,000 common shares for $10,000. As of July 8, 2014, these shares have not been issued. The proceeds were used for working capital purposes.

The foregoing securities were issued in a private placement transaction pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, without general solicitation or advertising of any kind and without payment of brokerage commissions to any person.

MARKET INFORMATION

The Company's Common Stock is listed on the OTC Bulletin Board under the symbol "SRNG". The following table sets forth the high and low bid information for the Company's Common Stock for each quarterly period during the years ended December 31, 2011 and 2012 as reported by the OTC Bulletin Board. The OTC Bulletin Board quotations reflect inter-dealer prices, are without retail markup, markdown or commission, and may not represent actual transactions.

	High	Low

Calendar Year 2011
First Quarter	$0.025	$0.002
Second Quarter	$0.025	$0.003
Third Quarter	$0.040	$0.010
Fourth Quarter	$0.092	$0.030
Calendar Year 2012
First Quarter	$0.046	$0.009
Second Quarter	$0.029	$0.010
Third Quarter	$0.030	$0.022
Fourth Quarter	$0.020	$0.003

HOLDERS

At July 8, 2014, there are approximately 386 holders of record of the Company's Common Stock. This does not reflect those shares held beneficially or those shares held in "street" name.

DIVIDENDS

Holders of Common Stock and Series A Preferred Stock are entitled to dividends, when, as, and if declared by our Board of Directors, out of funds legally available therefore. We have not paid any dividends in any form on the Common Stock or Series A Preferred Stock during the last ten years and do not expect to pay cash dividends in the foreseeable future with respect to the Common Stock or Series A Preferred Stock.

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

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal years ended December 31, 2012 and 2011.

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

On March 29, 2012, the Company created a new subsidiary called Serena Gold to acquire and hold gold exploration and production licenses in South America.

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

RESULTS OF OPERATIONS

Comparison of the Year Ended December 31, 2012 (the "2012 Period") and the Year Ended December 31, 2011 (the "2011 Period"):

Revenues

The Company did not have any revenues during the 2012 Period and the 2011 Period. We are exploring new opportunities in the mining, media, internet, oil and gas and high-tech fields. We are also considering strategic acquisitions that management believes will enhance our market positioning.

Operating Expenses

Operating expenses consist of salaries, consulting expenses, professional fees and other expenses associated with the operations of our business. For the 2012 Period, operating expenses were $255,233, an increase of $14,254 or 5.9%, as compared to $240,979 for the 2011 Period. The increase is primarily attributable to increased costs related to the creation of our subsidiary Serena Gold and the expenses related to the MOU’s that were signed in the 2011 and 2012 Periods.

Employment Compensation

Our sole full-time employee is our President and Chairman of the Board, Eliron Yaron.  Employment compensation totaled $156,000 for the 2012 and 2011 Periods.

Consulting Fees

Consulting fees consist primarily of outsourced consulting services. Consulting fees were $35,000 for the 2012 Period, an increase of $500 or 1.4% as compared to $34,500 for the 2011 Period.

Professional Fees

Professional fees consist primarily of legal, accounting and auditing. For the 2012 Period, professional fees were $22,300, an increase of $8,300 or 59.3% as compared to $14,000 for the 2011 Period.

Office and General Expenses

Office and general expenses consist primarily of computer maintenance, marketing materials, website design, travel, rent, corporate fees and telephone expenses. Office and general expenses totaled $39,827 for the 2012 Period and compared to $35,876 for the 2011 Period and increase of $3,951 or 11.0%. The increase is primarily attributable to increased costs related to the creation of our subsidiary Serena Gold and the expenses related to the MOU’s that were signed in the 2011 and 2012 Periods.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have financed our operations primarily from cash generated through the sale of our Common Stock in private placements as well as from cash earned from our operations.

As of December 31, 2012, we had a cash balance of $3,878 and a working capital deficit of $619,340.

Cash used in operating activities was $93,306 for the 2012 Period compared to $24,869 for the 2011 Period. The use of cash from operating activities for the 2012 Period is primarily attributable to the cash needed to fund the loss for the 2012 Period.

Cash provided by financing activities in the 2012 Period was $96,999 compared to $25,000 for the 2011 Period. The 2012 Period consisted of the proceeds from the issuance of shares related to investments in the Company and from an unsecured non-interest bearing note issued by the Company for working capital purposes. The Note matured on May 17, 2012. As of July 8, 2014, the Company has not repaid the Note and is currently in default with respect to the remaining outstanding principal on the Note plus the accrued interest thereon.

The focus of the Company’s efforts is to acquire or develop an operating business. Despite limited active operations at this time, management intends to continue in business and has no intentions to liquidate the Company. The Company has considered various business alternatives including the possible acquisition of an existing business. During the year ended December 31, 2013 and the period January 1, 2014 to July 8, 2014, the Company raised additional capital and issued 7,775,000 and 4,485,000 common shares, respectively. The money raised will be used to assist the Company to achieve its strategy with respect to its search for potential acquisitions in the mining and energy sectors.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred continuing losses, is dependent on debt and equity financing to fund its operations and has an accumulated deficit of approximately $6.8 million, all of which raises substantial doubt about the Company's ability to continue as a going concern.

The Company is currently dependent on its President, Mr. Yaron, to continue to fund the Company. If the Company is unable to grow its affiliate network business or to acquire or develop an operating business the Company will be unable to fund itself. There is no guarantee that Mr. Yaron will continue to fund the Company.

Management believes the Company will continue to incur losses and negative cash flows from operating activities for the foreseeable future and will need additional equity or debt financing to sustain its operations until it can achieve profitability and positive cash flows, if ever. The Company’s continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required. The outcome of this uncertainty cannot be assured. Our independent registered public accounting firm, in their reports on our financial statements for the years ended December 31, 2012 and 2011, expressed substantial doubt about our ability to continue as a going concern. These circumstances could complicate our ability to raise additional capital. Our financial statements do not include any adjustments to the carrying amounts of our assets and liabilities that might result from the outcome of this uncertainty.

The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that management will be successful in implementing its business plan or that the successful implementation of such business plan will actually improve the Company's operating results.

OFF-BALANCE SHEET ARRANGEMENTS

None.

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not required for Smaller Reporting Companies.

ITEM 8. FINANCIAL STATEMENTS

The financials statements of our Company for the years ended December 31, 2012 and 2011 are attached hereto following the signature page commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  Controls and Procedures.

Evaluation of Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer, who also acts as our Chief Financial Officer, the Company evaluated the effectiveness of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The evaluation considered the procedures designed to provide assurance to ensure that information required to be disclosed by us in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were effective at that reasonable assurance level, as of December 31, 2012.

Management’s Report on Internal Control Over Financial Reporting

Our Chief Executive Officer is responsible to design or supervise a process to be effected by our board of directors that provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. It is management’s responsibilities to establish and maintain adequate internal controls over the Company’s financial reporting.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the year ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.   Other Information.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information concerning our Directors and Executive Officer:

Name	Age	Positions and Offices Held
Eliron Yaron	44	Chairman, Chief Executive Officer, Principal Financial And Accounting Officer, Director and Secretary

Issac Maizel	33	Director

Yossi Levi	33	Director

Eliron Yaron, age 44, has been the Chairman of our Board of Directors, Principal Executive Officer and Principal Financial and Accounting Officer since company's inception date in August 2001. Prior to joining us, from 1996 through 2001, he was the founder and Chief Executive Officer of Shelron Internet Ltd., a web project oriented company. Prior to that time, since 1993, he has engaged in either founding web related business or working in related technology areas. Eliron Yaron has served on the boards of Internet companies in the US and Israel, and has advised venture capital funds and investment companies on IT and Internet related investments and marketing.

Isaac Maizel, age 33, has worked since 2001 as a computer network consultant, with an expertise in large networks implementation.

Yossi Levi, age 33, worked since 2001 as an E-learning consultant, and as an internet advertising salesman.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company's Executive Officers, Directors and persons who beneficially own more than 10% of a registered class of the Company's equity securities to file with the Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Such persons are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they filed. Based solely upon a review of (i) Forms 3 and 4 and amendments thereto  furnished to the Company pursuant to Rule 16a-3(e), promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), during the Company's fiscal year ended December 31, 2011, and (ii) Forms 5 and amendments thereto and/or written representations furnished to us by any Director, officer or 10% security holder of the Company (collectively "Reporting Persons") stating that he or she was not required to file a Form 5 during the Company's fiscal year ended December 31, 2012, it has been determined that all Officers, Directors and persons who beneficially own more than 10% of a registered class of the Company's equity securities have met their reporting obligations set forth in Section 16(a) of the Exchange Act.

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

ITEM 11. EXECUTIVE COMPENSATION

The Summary Compensation Table below sets forth compensation paid by the Company for the fiscal years ended December 31, 2012 and 2011 for services to its Principal Executive Officer and other Executive Officers who received a total annual salary and bonus which exceeded $100,000.

SUMMARY COMPENSATION TABLE
NAME AND		ANNUAL AND TOTAL
POSITION	YEAR	COMPENSATION
Eliron Yaron,
Chairman, Principal Executive	2012	$156,000
Officer and Principal Financial	2011	$156,000
And Accounting Officer

Mr. Yaron did not receive a bonus or any type of other compensation, not mentioned above, for the two years presented.

OPTION GRANTS

None of the Named Executive Directors were granted any options during the years ended December 31, 2012 and 2011.

AGGREGATE OPTIONS EXERCISED IN 2012 AND 2011 YEAR END VALUES

Not applicable.

EQUITY COMPENSATION PLAN INFORMATION

Not applicable.

EXECUTIVE EMPLOYMENT

In March 2005, we entered into a Consulting Agreement ("Consulting Agreement") with Hull Services Inc. ("Hull"), a company wholly-owned and controlled by Eliron Yaron, the Chairman of the Board of Directors and the Principal Executive Officer of the Company. Pursuant to the terms of this Consulting Agreement, we pay to Hull $156,000 per annum in installments of $3,000 per week for Mr. Yaron’s services, in addition to reimbursing all reasonable expenses incurred in connection with services rendered on behalf of our Company. The compensation accrues and is paid when funds for such payments are available. As of December 31, 2012, accrued and outstanding fees to Hull are $492,040. The Consulting Agreement continued in effect through March 2013 and contains certain customary confidentiality and non-compete provisions. The Consulting Agreement is renewed automatically for successive one year periods until either party gives the other a 180-day prior written notice of its intent to terminate the Consulting Agreement. As of December 31, 2013 and 2012, no prior written notice with the intent to terminate the Consulting Agreement was provided. Therefore, the Consulting Agreement has been automatically extended until March 2015.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of July 8, 2014, concerning all persons known by us to own beneficially more than 5% of our Common Stock and concerning shares beneficially owned by each Director and named Executive Officer and by all Directors and Executive Officers as a group. Unless expressly indicated otherwise, each stockholder exercises sole voting and investment power with respect to the shares beneficially owned.

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

The address of each Executive Officer and Director is 39 Broadway, Suite 3010, New York, NY 10006. We have calculated the percentages of shares beneficially owned based on 349,937,492 shares of Common Stock outstanding at July 8, 2014.

Name and Address of Beneficial Owner	Shares of Common Stock Stock		Percentage Ownership of Shares of Common Stock (1)	Preferred Stock		Voting Power of Shares of Preferred Stock
Executive Officers and
Directors
Eliron Yaron	251,353,334	(2)	71.8%	1,000,000	(3)	52%

Issac Maizel	0			0
Yossi Levi	0			0
All Executive Officers	251,353,334	(2)	71.8%	1,000,000	(3)	52%
and Directors as a group
(3 persons)
5% Stockholders
None
All Executive Officers,
Directors and 5%
Stockholders as a group	251,353,334	(2)	71.8%	1,000,000	(3)	52%
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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

In March 2005, we entered into a Consulting Agreement ("Consulting Agreement") with Hull Services Inc. ("Hull"), a company wholly-owned and controlled by Eliron Yaron, the Chairman of the Board of Directors and the Principal Executive Officer of the Company. Pursuant to the terms of this Consulting Agreement, we pay to Hull $156,000 per annum in installments of $3,000 per week for Mr. Yaron’s services, in addition to reimbursing all reasonable expenses incurred in connection with services rendered on behalf of our Company. The compensation accrues and is paid when funds for such payments are available. As of December 31, 2012, accrued and outstanding fees to Hull are $492,040. The Consulting Agreement continues in effect through March 2013 and contains certain customary confidentiality and non-compete provisions. The Consulting Agreement is renewed automatically for successive one year periods until either party gives the other a 180-day prior written notice of its intent to terminate the Consulting Agreement. As of December 31, 2013 and 2012, no prior written notice with the intent to terminate the Consulting Agreement was provided. Therefore, the Consulting Agreement has been automatically extended until March 2015.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

From July 17, 2006 and through the subsequent periods for fiscal year ended December 31, 2012, our principal independent auditor was Rotenberg Meril Solomon Bertiger & Guttilla, P.C. ("RMSBG"). The following are the services provided and the amount billed:

AUDIT FEES

The aggregate fees billed or to be billed by RMSBG for professional services rendered for the audit of the Company's annual financial statements for the fiscal year ended December 31, 2012 and 2011 and for the review of the financial statements included in the Company's Quarterly Reports on Form 10-Q were $20,000 and $20,000, respectively.

AUDIT RELATED FEES

Other than the fees described under the caption "Audit Fees" above, RMSBG did not bill any fees for services rendered to us during fiscal years 2012 and 2011 for assurance and related services in connection with the audit or review of our financial statements.

TAX FEES

Fees billed by RMSBG for tax services rendered during the fiscal years ended December 31, 2012 and 2011 were approximately $1,000 and $1,000, respectively.

ALL OTHER FEES

There were no fees billed by RMSBG for other professional services rendered during the periods for fiscal years ended December 31, 2012 and 2011, respectively.

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

PART IV

Item 15.   Exhibits. Financial Statement Schedules.

Exhibit Number	Description

3.1	Certificate of Incorporation of the Company. (1)

3.2	Bylaws of the Company. (1)

3.3	Certificate of Amendment of Certificate of Incorporation. (1)

4.1	Certificate of Designation of the Company.(2)

10.1	Stock Purchase Agreement. (3)

10.2	Consulting Agreement dated as of March 1, 2005 between the Company and Hull Services, Inc. (5)

14	Code of Ethics. (4)

31	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

SHELRON GROUP, INC.

Dated: July 28, 2014	By:	/s/ Eliron Yaron
Eliron Yaron
Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Company and in the capacities and on the date indicated.

Signature	Capacity	Date

/s/ Eliron Yaron	Chairman and Director	July 28, 2014
Eliron Yaron

Issac Maizel	Director	July 28, 2014

Yossi Levi	Director	July 28, 2014

SHELRON GROUP INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and Stockholders of

Shelron Group, Inc.

We have audited the accompanying consolidated balance sheets of Shelron Group, Inc. and Subsidiary (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders’ deficiency and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011 and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring losses, is dependent on debt and equity financing to fund its operations and has a stockholders' deficiency, all of which raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rotenberg Meril Solomon Bertiger & Guttilla, P.C.

Saddle Brook, New Jersey

July 8, 2014

SHELRON GROUP INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2012	2011
ASSETS
Current Assets:
Cash	$3,878	$185

Total Current Assets	3,878	185

Software License	900,000	900,000

Total Assets	$903,878	$900,185

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable and accrued expenses	$109,150	$102,379
Due to stockholders	492,040	361,464
Note payable	15,000	-
Convertible note payable	7,028	7,028

Total Current Liabilities	623,218	470,871

Liability for common stock to be issued to officer	205,740	205,740
Software License Payable	900,000	900,000

Total Liabilities	1,728,958	1,576,611

Commitments

Stockholders' Deficiency:
Series A convertible preferred stock $0.001 par value
per share, Authorized 1,000,000 shares;
Issued and outstanding 1,000,000 shares	1,000	1,000
Common stock, par value $0.001 par value per share
Authorized 500,000,000 shares;
Issued and outstanding 337,677,492 shares and
328,877,492 shares, respectively	337,677	328,877
Common stock to be issued, 1,000,000 and
3,000,000 shares, respectively	10,000	12,000
Additional paid-in capital	5,637,505	5,529,306
Stock subscription receivable	(8,000)	-
Accumulated deficit	(6,803,262)	(6,547,609)

Total Stockholders' Deficiency	(825,080)	(676,426)

Total Liabilities and Stockholders' Deficiency	$903,878	$900,185

The accompanying notes to these financial statements are an integral part of these statements.

SHELRON GROUP INC. AND SUBSIDIARY

CONSOLDIATED STATEMENTS OF OPERATIONS

	Years Ended
	December 31,	December 31,
	2012	2011

Revenues	$-	$-

Operating Expenses:
Consulting fees	35,000	34,500
Employment compensation	156,000	156,000
Professional fees	22,300	14,000
Office and general expenses	39,827	35,876
Bank charges	2,106	603

Total Operating Expenses	255,233	240,979

Loss from operations	(255,233)	(240,979)

Other Income (Expense):
Interest expense	(420)	(2,025)
Other income	-	13,944

Net Loss	$(255,653)	$(229,060)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding
Basic and Diluted	335,130,060	174,590,369

The accompanying notes to these financial statements are an integral part of these statements.

SHELRON GROUP INC. AND SUBSIDIARY

CONSOLDIATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

	Preferred Stock		Common Stock
	Number		Number		Common	Additional	Stock		Total
	of		of		Stock to	Paid-in	Subscription	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	be Issued	Capital	Receivable	Deficit	Deficiency

Balance at December 31, 2010	1,000,000	$1,000	18,477,492	$18,477		$5,497,806	$-	$(6,318,549)	$(801,266)

Issuance of Common Stock for debt of Hull	-	-	250,000,000	250,000				-	250,000

Issuance of Common Stock for investment by UY			2,500,000	2,500		22,500			25,000

Issuance of Common Stock for consulting fees and services			3,000,000	3,000		9,000			12,000

Common Stock to be issued					12,000				12,000

Issuance of Common Stock for conversion on Note Payable			54,900,000	54,900					54,900

Net loss								(229,060)	(229,060)

Balance at December 31, 2011	1,000,000	1,000	328,877,492	328,877	12,000	5,529,306	-	(6,547,609)	(676,426)

Common Stock to be issued					10,000				10,000

Issuance of Common Stock for cash			3,300,000	3,300		76,699	(8,000)		71,999

Issuance of Common Stock for services			5,500,000	5,500	(12,000)	31,500			25,000

Net loss								(255,653)	(255,653)

Balance at December 31, 2012	1,000,000	$1,000	337,677,492	$337,677	$10,000	$5,637,505	$(8,000)	$(6,803,262)	$(825,080)

The accompanying notes to these financial statements are an integral part of these statements.

SHELRON GROUP INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,	December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(255,653)	$(229,060)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for consulting fees and services	25,000	24,000
Gain on write-off of accrued expenses	-	(13,944)
Changes in operating assets and liabilities:

Increase in accounts payable	6,771	23,265
Increase in due to stockholders	130,576	170,870
Net cash used in operating activities	(93,306)	(24,869)

CASH FLOWS FROM FINANCING ACTIVITIES:
Note payable	15,000	-
Cash received from sale of common stock	81,999	25,000
Net cash provided by financing activities	96,999	25,000

Net increase in cash	3,693	131
Cash at the beginning of the year	185	54

Cash at the end of the year	$3,878	$185

Schedule of Non-Cash Activity:
Issuance of common stock under stock subscription	$8,000	$-
Payment of Due to Stockholder in the
Form of Shares of Common Stock	$-	$250,000
Conversion of Note Payable into Shares of Common Stock	$-	$54,900
Deposit on Software License	$-	$900,000

The accompanying notes to these financial statements are an integral part of these statements.

SHELRON GROUP INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

NOTE 1 - THE COMPANY AND ITS OPERATIONS

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

Basis of Presentation

The Company’s financial statements are prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP").

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Shelron and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated.

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

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheet for cash, accounts payable and accrued expenses, due to stockholders, note payable and convertible note payable approximate fair value based on the short-term maturity of these instruments.

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

	2012	2011

Series A convertible preferred stock	1,000,000	1,000,000
Convertible note payable	20,212,223	19,859,687

Recently Issued Accounting Standards

Effective January 1, 2012, the Company adopted ASU 2011-04 (ASU 2011-04), “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04).” ASU 2011-04 clarifies application of fair value measurement and disclosure requirements and was effective for annual periods beginning after December 15, 2011. The adoption of ASU 2011-04 did not have a material effect on the Company’s financial position, results of operations or cash flows.

Recently Issued Accounting Standards (continued)

On July 18, 2013, the FASB issued ASU 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”). ASU 2013-11 is expected to reduce diversity in practice by providing guidance on the presentation of unrecognized tax benefits and will better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The amendments in this update should be applied prospectively for annual and interim periods beginning after December 15, 2013. The Company is currently evaluating the impact of its pending adoption of ASU 2013-11 on its consolidated financial statements.

Management does not believe that any recently issued but not yet effective accounting standard, if currently adopted, would have a material effect on the accompanying financial statements

Subsequent Events

The Company has evaluated subsequent events through the date of the filing.

NOTE 3 – STOCK SUBSCRIPTION RECEIVABLE

During the year ended December 31, 2012, the Company issued 1,600,000 shares to an investor for a sum of $40,000 or $0.025 a share. To date, the investor paid $32,000 for these shares and owes the Company $8,000 as of December 31, 2012. The Company recorded the amount receivable from this investor as a stock subscription receivable in the consolidated balance sheet.

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at December 31, 2012 and 2011:

	2012	2011

Accrued expenses	$106,790	$100,439
Interest payable	2,360	1,940

Total	$109,150	$102,379

Accrued expenses consist primarily of expenses for legal and accounting services. Interest payable is interest on the convertible note payable (see Note 5).

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

For each of the years ended December 31, 2012 and 2011, consulting services totaled $156,000.   Such amounts are reflected in the consolidated statements of operations as employment compensation.  At December 31, 2012 and December 31, 2011, the Company owed Hull $492,040 and $361,464, respectively.

Liability for Common Stock to be issued to officer

The Company has received proceeds for shares of Common Stock to be issued to Mr. Yaron. As the shares were not issued as of December 31, 2012 and 2011, the proceeds were not included in stockholders’ deficiency but classified as a liability for common stock to be issued to officer. The liability totaled $205,740 as of December 31, 2012 and 2011.

NOTE 6 – CONVERTIBLE NOTE PAYABLE

On October 2, 2008, the Company received proceeds of $50,000 for an unsecured convertible note payable issued for working capital purposes. The note bears interest at 6% per annum and matured on April 18, 2009. The note holder had the option to convert the note and related accrued interest into share of the Company’s Common Stock at equal or lower of (a) 20% below the average of the closing price of the Common Stock for the five trading days prior to the date of the agreement and (b) the average closing price of the Common Stock for the five trading days prior to the date of the conversion notice.

As of the maturity date, the Company did not make any payments in respect of the amounts due.  The non-payment of this amount constituted an Event of Default under the transaction document.  On June 20, 2011, the Company and the note holder entered into an agreement whereby the maturity of the note was extended until December 31, 2011 and the total amount due to the note holder was $62,210 including $12,210 of accrued interest. In addition, in consideration for the waiver of the Event of Default, the Company agreed to reduce the price at which the note holder may convert the principal amount of the loan and interest accrued thereon (or any portion hereof) into shares of the Company’s common stock at $0.001 per share. During 2011, the note holder converted $42,972 of the convertible note payable and accrued interest into 54,900,000 shares of the Company’s stock. As of December 31, 2012, the Company is in default with respect to the remaining outstanding principal on the note of $7,028 plus the accrued interest thereon which is recorded as interest expense on the statement of operations.

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

NOTE 7 – NOTE PAYABLE

The Company received proceeds of $15,000 for an unsecured note payable issued for working capital purposes. There is no interest on this note and the note matured on May 17, 2012. As of December 31, 2012, the Company is in default with respect to the outstanding principal on the note.

NOTE 8 – DEPOSIT ON SOFTWARE LICENSE

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

NOTE 9 – STOCK COMPENSATION EXPENSE

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with ASC Topic 505, “Equity.” Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by ASC Topic 505.

On July 1, 2011, the Company entered into a three-month agreement with a service provider to provide marketing, business development and consulting services. In consideration of the services provided, the Company agreed to issue 6,000,000 shares of the Company’s Common Stock valued at $24,000 or $0.004 per share. On November 14, 2011, the Company issued 3,000,000 of the shares and on October 9, 2012, the Company issued the remaining 3,000,000 of the shares to the service provider. As of December 31, 2012 and 2011, there was $0 and $12,000, respectively, classified as common stock to be issued for the remaining shares to be issued.

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

Stock based compensation amounted to $25,000 and $24,000 for the years ended December 31, 2012 and 2011, respectively, and is included in consulting fees on the consolidated statements of operations.

NOTE 10 - STOCKHOLDERS' DEFICIENCY

Convertible Preferred Stock

On November 8, 2001, the Company filed a Certificate of Designation with the State of Delaware authorizing the issuance of one series of Preferred Stock (the "Series A Preferred Stock") consisting of 1,000,000 shares. All 1,000,000 shares of Series A Preferred Stock were issued to Hull. The holder of the Series A Preferred Stock is entitled to vote along with the holders of Common Stock as one class on all matters for which the Stockholders of the Company shall vote. The holder of Series A Preferred Stock is entitled to a vote representing 52% of the total shares entitled to vote by all holders of the then outstanding shares of Common Stock and Series A Preferred Stock combined. Each share of the Series A Preferred Stock is convertible at the option of the holder into one share of Common Stock upon not less than 15 days and not more than 30 days’ notice to the Company. In addition, if all or substantially all of the Company's assets or all of the outstanding shares of the Company are sold, the shares of Series A Preferred Stock automatically convert to Common Stock. The Series A Preferred Stock has a liquidation preference of $0.001 per share.

Issuances of Common Stock

During the year ended December 31, 2012, the Company issued a total of 8,800,000 shares of common stock valued at $116,999 of which 3,300,000 common shares with a total value of $79,999 was issued for various cash investments in the Company and 5,500,000 common shares with a total value of $37,000 was issued for various services performed for the Company.

On December 14, 2012, the Company entered into an agreement with an investor to purchase 1,000,000 common shares for $10,000. As of July 8, 2014, these shares have not been issued and this is recorded as common stock to be issued on the consolidated balance sheet.

During the year ended December 31, 2011, the Company issued a total of 310,400,000 shares of common stock valued at $341,900 of which 250,000,000 common shares with a total value of $250,000 were issued as partial payment of the debt to Hull, 54,900,000 common shares with a total value of $54,900 were issued for the conversion of the Note Payable, 2,500,000 common shares with a total value of $25,000 was issued for various cash investments in the Company and 3,000,000 with a total value of $12,000 was issued for various services performed for the Company.

NOTE 11 - INCOME TAXES

There was no provision for federal income taxes for the years ended December 31, 2012 and 2011.

At December 31, 2012, the Company had available approximately $6.3 million of net operating loss carry forwards for federal income tax purposes which expire in the fiscal years 2021 through 2031.  In addition, the Company has available approximately $511,000 of capital loss carry forwards that expire in fiscal year 2014.

Significant components of the Company’s deferred tax assets at December 31, 2012 and 2011 are as follows:

	2012	2011

Net operating loss carryforwards	$2,192,970	$2,137,293
Capital loss carryforwards	173,582	173,582
Stock based compensation	154,580	46,308
Intangible assets	6,120	4,760

Total deferred tax assets	2,527,252	2,361,943
Valuation allowance	(2,527,252)	(2,361,943)

Net deferred tax assets	$—	$—

A valuation allowance has been established equal to the full amount of the deferred tax assets as the Company is not assured at December 31, 2012 and 2011 that it is more than likely than not that these benefits will be realized.

The change in valuation allowance for the years ended December 31, 2012 was an increase of approximately $165,000. The increase in the valuation allowance was the result of increases in the above stated items.

At December 31, 2012 and 2011, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company does not expect that its unrecognized tax benefits will materially increase within the next twelve months. We recognize interest and penalties related to uncertain tax positions in general and administrative expense. As of December 31, 2012 and 2011, we have not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

The Company files federal income tax returns subject to statutes of limitations. The 2009 through 2012 tax years generally remain subject to examination by federal tax authorities

NOTE 12 - COMMITMENT

We maintain an office at 39 Broadway, New York, New York.  No rent is charged for this space.

NOTE 13 – SUBSEQUENT EVENTS

During the year ended December 31, 2013 and the period from January 1, 2014 to July 8, 2014, the Company raised additional capital and issued 7,775,000 and 4,485,000 common shares, respectively. The money raised is being used to assist the Company to achieve its strategy with respect to its search for potential acquisitions in the mining and energy sectors.

