Form 10-K/A
period 2012-12-31
SHELRON GROUP INC
filed 2014-08-14
CIK 1125903

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently computed second fiscal quarter was $177,813

The number of shares of the issuer’s common stock issued and outstanding as of June 24, 2014 was 349,937,492 shares.

Documents Incorporated By Reference:

None

 Explanatory Note

Shelron Group, Inc. is filing this Amendment (the "Form 10-K/A") to our Annual Report on Form 10-K for the year ended December 31, 2012 (the "Form 10-Q"), filed with the Securities and Exchange Commission ("SEC") on July 28, 2014, for the sole purpose of correcting the date on the opinion of Rotenberg Meril Solomon Bertiger & Guttilla, P.C., our Independent Registered Public Accounting Firm contained in Item 8 and correcting an error in the Exhibit Table contained in Item 15.

No other changes have been made to the Form 10-K. This Form 10-K/A continues to speak as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any related disclosures made in the Form 10-K.

Item 8. Financial Statements

The financials statements of our Company for the years ended December 31, 2012 and 2011 are attached hereto following the signature page commencing on page F-1.

Item 15.   Exhibits. Financial Statement Schedules.

Exhibit Number	Description

3.1	Certificate of Incorporation of the Company. (1)

3.2	Bylaws of the Company. (1)

4.1	Certificate of Designation (2)

10.1	Stock Purchase Agreement (3)

10.2	Consulting Agreement dated as of March 1, 2005 between the Company and Hull Services, Inc. (5)

14	Code of Ethics (4)

31	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

SHELRON GROUP, INC.

Dated: August 14, 2014	By:	/s/ Eliron Yaron
Eliron Yaron
Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Company and in the capacities and on the date indicated.

Signature	Capacity	Date
/s/ Eliron Yaron	Chairman and Director	August 14, 2014
/s/ Issac Maizel	Director	August 14, 2014
/s/ Yossi Levi	Director	August 14, 2014

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

Saddle Brook, New Jersey

July 28, 2014

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

	2012	2011

Series A convertible preferred stock	1,000,000	1,000,000
Convertible note payable	9,388,000	19,859,687

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

